Form 10-Q
period 2013-09-30
Party City Holdings Inc.
filed 2013-11-14
CIK 1340554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 333-173690

Party City Holdings Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-1033029
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

80 Grasslands Road Elmsford, NY	10523
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:

(914) 345-2020

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 14, 2013, 100.00 shares of the Registrant’s common stock were outstanding.

PARTY CITY HOLDINGS INC.

Form 10-Q

September  30, 2013

Page
PART I

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012	3

Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months ended September 30, 2013 (Successor), the period from July 28, 2012 to September 30, 2012 (Successor) and the period from July 1, 2012 to July 27, 2012 (Predecessor)	4

Condensed Consolidated Statements of Operations and Comprehensive Loss for the Nine Months ended September 30, 2013 (Successor), the period from July 28, 2012 to September 30, 2012 (Successor) and the period from January 1, 2012 to July 27, 2012 (Predecessor)	5

Condensed Consolidated Statement of Stockholders’ Equity for the Nine Months ended September 30, 2013	6

Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2013 (Successor), the period from July 28, 2012 to September 30, 2012 (Successor) and the period from January 1, 2012 to July 27, 2012 (Predecessor)	7

Notes to Condensed Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3. Quantitative and Qualitative Disclosures about Market Risk	46

Item 4. Controls and Procedures	46

PART II

Item 6. Exhibits	47

Signature	48

PARTY CITY HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	September 30,	December 31,
	2013	2012
	(Note 2) (Unaudited)	(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$12,711	$14,563
Accounts receivable, net	165,216	129,339
Inventories, net	610,210	510,217
Prepaid expenses and other current assets	105,936	48,927

Total current assets	894,073	703,046
Property, plant and equipment, net	233,838	239,771
Goodwill	1,550,942	1,537,569
Trade names	566,540	566,536
Other intangible assets, net	146,617	160,623
Other assets, net	57,623	69,438

Total assets	$3,449,633	$3,276,983

LIABILITIES, REDEEMABLE COMMON SECURITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	$215,041	$33,258
Accounts payable	177,346	117,661
Accrued expenses	149,749	134,724
Income taxes payable	0	16,314
Current portion of long-term obligations	13,254	13,231

Total current liabilities	555,390	315,188
Long-term obligations, excluding current portion	1,790,877	1,805,028
Deferred income tax liabilities	324,159	340,288
Deferred rent and other long-term liabilities	18,086	6,824

Total liabilities	2,688,512	2,467,328
Redeemable common securities	15,497	22,205
Commitments and contingencies
Stockholders’ equity:
Common stock ($0.01 par value; 100.00 shares issued and outstanding)	0	0
Additional paid-in capital	797,140	784,361
Accumulated deficit	(56,045)	(5,644)
Accumulated other comprehensive income	4,529	6,200

Party City Holdings Inc. stockholders’ equity	745,624	784,917
Noncontrolling interests	0	2,533

Total stockholders’ equity	745,624	787,450

Total liabilities, redeemable common securities and stockholders’ equity	$3,449,633	$3,276,983

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(Amounts in thousands)

	Successor		Predecessor
	Three Months Ended September 30,	Period from July 28 to September 30,	Period from July 1 to July 27,
	2013	2012	2012
Revenues:
Net sales	$483,585	$324,525	$122,182
Royalties and franchise fees	3,815	2,797	1,045

Total revenues	487,400	327,322	123,227
Expenses:
Cost of sales	322,683	247,508	77,576
Wholesale selling expenses	17,038	11,465	4,263
Retail operating expenses	90,403	62,454	19,452
Franchise expenses	3,368	2,585	798
General and administrative expenses	38,389	28,596	36,058
Art and development costs	4,782	3,390	1,350

Total expenses	476,663	355,998	139,497

Income (loss) from operations	10,737	(28,676)	(16,270)
Interest expense, net	32,455	26,572	5,165
Other expense, net	1,510	1,057	21,950

Loss before income taxes	(23,228)	(56,305)	(43,385)
Income tax benefit	(12,676)	(25,755)	(10,257)

Net loss	(10,552)	(30,550)	(33,128)
Less: net income attributable to noncontrolling interests	45	61	5

Net loss attributable to Party City Holdings Inc.	$(10,597)	$(30,611)	$(33,133)

Comprehensive loss	$(1,728)	$(24,482)	$(33,659)
Less: comprehensive income (loss) attributable to noncontrolling interests	18	136	(2)

Comprehensive loss attributable to Party City Holdings Inc.	$(1,746)	$(24,618)	$(33,657)

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(Amounts in thousands)

	Successor		Predecessor
	Nine Months Ended September 30,	Period from July 28 to September 30,	Period from January 1 to July 27,
	2013	2012	2012
Revenues:
Net sales	$1,323,216	$324,525	$930,903
Royalties and franchise fees	11,961	2,797	9,281

Total revenues	1,335,177	327,322	940,184
Expenses:
Cost of sales	877,258	247,508	574,048
Wholesale selling expenses	51,091	11,465	31,568
Retail operating expenses	245,252	62,454	166,047
Franchise expenses	9,872	2,585	6,579
General and administrative expenses	107,718	28,596	101,502
Art and development costs	14,480	3,390	10,824

Total expenses	1,305,671	355,998	890,568

Income (loss) from operations	29,506	(28,676)	49,616
Interest expense, net	98,129	26,572	41,970
Other expense, net	15,991	1,057	22,245

Loss before income taxes	(84,614)	(56,305)	(14,599)
Income tax (benefit) expense	(34,437)	(25,755)	403

Net loss	(50,177)	(30,550)	(15,002)
Less: net income attributable to noncontrolling interests	224	61	96

Net loss attributable to Party City Holdings Inc.	$(50,401)	$(30,611)	$(15,098)

Comprehensive loss	$(51,232)	$(24,482)	$(16,221)
Less: comprehensive income attributable to noncontrolling interests	201	136	140

Comprehensive loss attributable to Party City Holdings Inc.	$(51,433)	$(24,618)	$(16,361)

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Amounts in thousands, except share amounts)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Party City Holdings Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balance at December 31, 2012	100.00	$0	$784,361	$(5,644)	$6,200	$784,917	$2,533	$787,450
Net (loss) income				(50,401)		(50,401)	224	(50,177)
Equity based compensation			1,741			1,741		1,741
Adjustment to fair value of redeemable common securities			10,483			10,483		10,483
Acquisition of noncontrolling interest			555		(639)	(84)	(2,734)	(2,818)
Foreign currency adjustments					(1,213)	(1,213)	(23)	(1,236)
Impact of foreign exchange contracts, net of income taxes					181	181		181

Balance at September 30, 2013	100.00	$0	$797,140	$(56,045)	$4,529	$745,624	$0	$745,624

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Successor		Predecessor
	Nine Months Ended September 30, 2013	Period from July 28 to September 30, 2012	Period from January 1 to July 27, 2012
Cash flows used in operating activities:
Net loss	$(50,177)	$(30,550)	$(15,002)
Less: net income attributable to noncontrolling interests	224	61	96

Net loss attributable to Party City Holdings Inc.	(50,401)	(30,611)	(15,098)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	70,960	20,327	33,915
Amortization of deferred financing costs and original issuance discount	16,558	1,907	2,592
Provision for doubtful accounts	574	212	644
Deferred income tax (benefit) expense	(13,749)	(6,244)	3,823
Deferred rent	11,706	1,434	3,344
Undistributed loss (income) in unconsolidated joint venture	311	16	(128)
Loss (gain) on disposal of equipment	329	(23)	9
Equity based compensation	1,741	0	3,375
Changes in operating assets and liabilities, net of effects of acquired businesses:
(Increase) decrease in accounts receivable	(35,488)	(28,219)	3,995
Increase in inventories	(82,379)	(15,578)	(77,264)
Increase in prepaid expenses and other current assets	(12,853)	(13,901)	(7,107)
Increase (decrease) in accounts payable, accrued expenses and income taxes payable	18,637	(103,924)	29,774

Net cash used in operating activities	(74,054)	(174,604)	(18,126)
Cash flows used in investing activities:
Cash paid in connection with acquisitions, net of cash acquired	(48,644)	(1,562,819)	(3,106)
Capital expenditures	(42,143)	(7,635)	(28,864)
Proceeds from disposal of property and equipment	215	0	146

Net cash used in investing activities	(90,572)	(1,570,454)	(31,824)
Cash flows provided by financing activities:
Repayment of loans, notes payable and long-term obligations	(1,149,145)	(970,421)	(9,564)
Proceeds from loans, notes payable and long-term obligations	1,312,603	1,978,263	10,590
Excess tax benefit from stock options	0	0	32,292
Capital contributions	750	809,370	0
Debt issuance costs	(1,462)	(64,114)	0

Net cash provided by financing activities	162,746	1,753,098	33,318
Effect of exchange rate changes on cash and cash equivalents	28	111	80

Net (decrease) increase in cash and cash equivalents	(1,852)	8,151	(16,552)
Cash and cash equivalents at beginning of period	14,563	5,501	22,053

Cash and cash equivalents at end of period	$12,711	$13,652	$5,501

Supplemental disclosure of cash flow information:
Cash paid during the period
Interest	$105,695	$6,382	$41,396
Income taxes, net of refunds	$21,152	$206	$6,165

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share and per share amounts)

Note 1 – Description of Business

Party City Holdings Inc. (the “Company” or “PCHI”) designs, manufactures, contracts for manufacture and distributes party goods, including paper and plastic tableware, metallic and latex balloons, accessories, novelties, costumes, other garments, gifts and stationery throughout the world. In addition, the Company operates specialty retail party supply stores in the United States and Canada, principally under the names Party City and Halloween City, and it operates e-commerce websites, principally under the domain name partycity.com. The Company also franchises both individual stores and franchise areas throughout the United States and Puerto Rico, principally under the name Party City.

Note 2 – Basis of Presentation and Recently Issued Accounting Pronouncements

PCHI is a wholly-owned subsidiary of PC Intermediate Holdings, Inc. (“PC Intermediate”), which is a wholly-owned subsidiary of PC Nextco Holdings, LLC (“PC Nextco”). PC Nextco is a wholly-owned subsidiary of PC Topco Holdings, Inc. (“PC Topco”). PC Intermediate, PC Nextco and PC Topco have no assets or operations other than their investment in, and income (loss) from, PCHI and its subsidiaries.

On July 27, 2012, PC Merger Sub, Inc. (“Merger Sub”), a wholly-owned subsidiary of PC Intermediate, merged into PCHI, with PCHI being the surviving entity (“the Transaction”). At such time 100% of PC Topco, which was formed in order to effect the Transaction, was owned by a collaborative group consisting of funds affiliated with Thomas H. Lee Partners, L.P. (“THL”), 70% ownership, funds affiliated with Advent International Corporation (“Advent”), 24% ownership, and other minority investors, including management, 6% ownership. As a result of the Transaction, the financial information for the period after July 27, 2012 represents the financial information of the “Successor” company. Prior to, and including, July 27, 2012, the consolidated financial statements include the accounts of the “Predecessor” company. Due to the change in the basis of assets and liabilities resulting from the application of the acquisition method of accounting, the Predecessor’s consolidated financial statements and the Successor’s consolidated financial statements are not necessarily comparable.

The unaudited condensed consolidated financial statements of the Company include the accounts of the Company and its majority-owned and controlled entities. All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included in the unaudited condensed consolidated financial statements.

The majority of our retail operations define a fiscal year (“Fiscal Year”) as the 52-week period or 53-week period ended on the Saturday nearest December 31st of each year and define their fiscal quarters (“Fiscal Quarter”) as the four interim 13-week periods following the end of the previous Fiscal Year, except in the case of a 53-week Fiscal Year when the fourth Fiscal Quarter is extended to 14 weeks. The consolidated financial statements of the Company combine the Fiscal Quarters of our retail operations with the calendar quarters of our wholesale operations. The Company has determined the differences between the retail operation’s Fiscal Year and Fiscal Quarters and the calendar year and calendar quarters to be insignificant.

Operating results for interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2013. Our business is subject to substantial seasonal variations as our retail segment has realized a significant portion of its net sales, cash flows and net income in the fourth quarter of each year, principally due to its Halloween season sales in October and, to a lesser extent, other year-end holiday sales. We expect that this general pattern will continue. Our results of operations may also be affected by industry factors that may be specific to a particular period such as movement in, and the general level of, raw material costs. For further information see the consolidated financial statements, and notes thereto, included in the Company’s Annual Report for the year ended December 31, 2012, as filed with the Securities and Exchange Commission.

PARTY CITY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands, except share and per share amounts)

Recently Issued Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-10, “Derivatives and Hedging (Topic 815), Inclusion of the Federal Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes”. The pronouncement allows companies to use the federal funds effective rate as a benchmark interest rate for purposes of achieving hedge accounting. Although the pronouncement has no current impact on the Company, it could impact the Company in the future.

In July 2013, the FASB issued ASU 2013-11, “Income Taxes: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. The update provides guidance on the financial statement presentation of an unrecognized tax benefit, as either a reduction of a deferred tax asset or as a liability, when a net operating loss carryforward, similar tax loss, or a tax credit carryforward exists. The update will be effective for interim and annual periods beginning after December 15, 2013 and may be applied on a retrospective basis. Early adoption is permitted. The Company does not believe that the adoption of this pronouncement will have a material impact on the Company’s condensed consolidated financial statements.

In March 2013, the FASB issued ASU 2013-05, “Foreign Currency Matters (Topic 830), Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity”. The pronouncement states that a cumulative translation adjustment is attached to the parent’s investment in a foreign entity and should be released in a manner consistent with the derecognition guidance on investments in entities. The ASU is effective for fiscal years beginning after December 15, 2013. Although the Company continues to review this pronouncement, it does not believe that it will have a material impact on the Company’s financial statements.

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. The pronouncement requires companies to report, in one place, information about reclassifications out of accumulated other comprehensive income. Additionally, it requires companies to report changes in accumulated other comprehensive income balances. The Company adopted ASU 2013-02 as of January 1, 2013. See Note 6. The adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities”. Additionally, in January 2013, the FASB issued ASU 2013-01, “Balance Sheet (Topic 210), Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities”. The pronouncements require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The Company adopted the pronouncements on January 1, 2013. The adoption did not have a material impact on the Company’s condensed consolidated financial statements.

Note 3 – Acquisitions

Retail Acquisitions

During May 2013, the Company acquired 100% of the stock of iParty Corp. (“iParty”), a party goods retailer with approximately 50 stores principally located in the New England region. The purchase price was $29,401. Additionally, on the closing date, the Company repaid the entire amount outstanding under iParty’s credit agreement, $9,029. The acquisition was funded using borrowings under the Company’s $400,000 ABL Credit Agreement (“New ABL Facility”). The results of iParty are included in the condensed consolidated financial statements from the May 9, 2013 acquisition date and are reported in the operating results of the Company’s Retail segment.

PARTY CITY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands, except share and per share amounts)

The following summarizes the estimated fair values of the major classes of assets acquired and liabilities assumed: inventory of $16,497, current deferred tax assets of $11,622, fixed assets of $2,441, accounts payable of $7,161 and accrued expenses of $2,814. $19,361 has been initially recorded as goodwill. The allocation of the purchase price is based on our preliminary estimate of the fair value of the assets acquired and liabilities assumed. The Company is still in the process of accumulating information to complete the determination of the fair value of certain acquired assets, including inventory and income tax-related assets. Goodwill arises because the purchase price reflects the strategic fit and expected synergies that the business will bring to the Company’s operations. Due to the Company’s vertically integrated structure, the percentage of the Company’s wholesale product sold at iParty stores will be increased significantly. Additionally, the acquisition expands the Company’s vertical model by giving the Company a significant retail presence in New England. The excess of the purchase price over the fair value of the tangible assets and liabilities acquired is not deductible for U.S. tax purposes.

Note 4 – Inventories

Inventories consisted of the following:

	September 30, 2013	December 31, 2012
Finished goods	$587,374	$490,241
Raw materials	15,012	13,822
Work in process	7,824	6,154

	$610,210	$510,217

Inventories are valued at the lower of cost or market. The Company determines the cost of inventory at its retail operations using the weighted average method. Other inventory cost is determined principally using the first-in, first-out method.

The Company estimates retail inventory shortages for the periods between physical inventory dates on a store-by-store basis. Inventory shrinkage estimates can be affected by changes in merchandise mix and changes in actual shortage trends. The shrinkage rate from the most recent physical inventory, in combination with historical experience, is the basis for estimating shrinkage.

As a result of the Transaction (see Note 2), the Company applied the acquisition method of accounting and increased the value of its inventory at July 28, 2012 by $89,754. The adjustment principally reflects the previously deferred wholesale margin on inventory supplied to the Company’s retail operations and on hand at July 27, 2012. Such adjustment increased the Company’s cost of sales during the three and nine months ended September 30, 2013 by $2,616 and $21,979, respectively, as a portion of the related inventory was sold. Additionally, the adjustment increased the Company’s cost of sales during the period from July 28, 2012 to September 30, 2012 by $27,805 as a portion of the related inventory was sold. At September 30, 2013, $9,149 of the adjustment remained in finished goods.

Note 5 – Income Taxes

The income tax benefit for the three and nine months ended September 30, 2013 was determined based upon the Company’s estimated consolidated effective income tax rate of 38.0% for the year ending December 31, 2013. The difference between the estimated consolidated effective income tax rate for the year ending December 31, 2013 and the U.S. federal statutory rate is primarily attributable to unrecognized foreign tax credits and state income taxes, partially offset by available domestic manufacturing deductions.

PARTY CITY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands, except share and per share amounts)

Note 6 – Changes in Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income attributable to Party City Holdings Inc. consisted of the following:

	Nine Months Ended September 30, 2013
	Foreign Currency Adjustments	Impact of Foreign Exchange Contracts, Net of Taxes	Total, Net of Taxes
Balance at December 31, 2012	$6,425	$(225)	$6,200
Other comprehensive (loss) income before reclassifications, net of income tax expense of $0, $11 and $11	(1,213)	18	(1,195)
Amounts reclassified from accumulated other comprehensive income, net of income tax expense of $0, $96 and $96	0	163	163

Net current-period other comprehensive (loss) income	(1,213)	181	(1,032)
Acquisition of noncontrolling interest	(639)	0	(639)

Balance at September 30, 2013	$4,573	$(44)	$4,529

Note 7 – Capital Stock and Share-Based Compensation

PCHI is a wholly-owned subsidiary of PC Intermediate, which is a wholly-owned subsidiary of PC Nextco. PC Nextco is a wholly-owned subsidiary of PC Topco. PC Intermediate, PC Nextco and PC Topco have no assets or operations other than their investment in, and income (loss) from, PCHI and its subsidiaries.

At September 30, 2013, the Company’s authorized capital stock consisted of 100.00 shares of $0.01 par value common stock.

Under the terms of PC Topco’s stockholders’ agreement, dated July 27, 2012, PC Topco has an option to purchase all of the shares of common stock held by former employees and, under certain circumstances, former employee stockholders and independent director stockholders can require PC Topco to purchase all of the shares held by the former employees/directors. The aggregate amount that may be payable to current employee/director stockholders should they die or become disabled, based on the estimated fair market value of fully paid and vested common securities, totaled $15,497 and $22,205 at September 30, 2013 and December 31, 2012, respectively, and was classified as redeemable common securities on the Company’s condensed consolidated balance sheet, with a corresponding adjustment to additional paid-in capital.

PARTY CITY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands, except share and per share amounts)

The change in redeemable common securities during the nine months ended September 30, 2013 was as follows:

Common Shares
Balance at December 31, 2012	$22,205
Common shares issued	3,775
Fair value adjustment	(10,483)

Balance at September 30, 2013	$15,497

During the nine months ended September 30, 2013, PC Topco issued 121 shares of redeemable common stock in conjunction with an acquisition and the sellers of the acquired entity became employees of the Company. Additionally, during the nine months ended September 30, 2013, an independent member of the Board of Directors purchased 30 shares of redeemable common stock.

As a result of the August 2013 dividend, discussed in Note 13, the fair value of the redeemable common securities decreased by $10,483 during the nine months ended September 30, 2013.

Subsequent to the Transaction (see Note 2), PC Topco adopted the 2012 Omnibus Equity Incentive Plan (the “2012 Plan”) under which it can grant incentive awards in the form of stock appreciation rights, restricted stock and common stock options to certain directors, officers, employees and consultants of PC Topco and its affiliates. A committee of PC Topco’s Board of Directors, or the Board itself in the absence of a committee, is authorized to make grants and various other decisions under the 2012 Plan.

During the second quarter of 2013, 998 time-based stock options and 1,493 performance-based stock options were granted to employees and the independent director. The options were exercisable at $25,000 per share. As a result of the August 2013 dividend distribution, in accordance with the terms of the 2012 Plan, the exercise prices of the options were adjusted.

During the third quarter of 2013, 38 time-based stock options and 62 performance-based stock options were granted to employees. The options are exercisable at $15,000 per share.

The time-based options vest at a rate of 20% per year and become fully vested in the event of a change-in-control.

The performance-based options vest if: 1) certain service requirements are met, 2) certain specified investment returns are achieved and 3) there is a change-in-control. Since a change-in-control cannot be assessed as probable before it occurs, no compensation expense has been recorded in connection with the performance-based options.

The Company recorded $388 and $1,741 of share-based compensation expense in general and administrative expenses during the three and nine months ended September 30, 2013, respectively. Additionally, the Company recorded $2,150 and $3,375 of share-based compensation expense in general and administrative expenses during the period from July 1, 2012 to July 27, 2012 and the period from January 1, 2012 to July 27, 2012, respectively. No share-based compensation expense was recorded during the period from July 28, 2012 to September 30, 2012.

PARTY CITY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands, except share and per share amounts)

Note 8 – Segment Information

Industry Segments

The Company has two identifiable business segments. The Wholesale segment includes the design, manufacture, contract for manufacture and wholesale distribution of party goods, including paper and plastic tableware, metallic and latex balloons, accessories, novelties, costumes, other garments, gifts and stationery. The Retail segment includes the operation of company-owned retail party supply superstores in the United States and Canada, the Company’s e-commerce operations and the sale of franchises on an individual store and franchise area basis throughout the United States and Puerto Rico.

The Company’s industry segment data for the three months ended September 30, 2013, the period from July 28, 2012 to September 30, 2012 and the period from July 1, 2012 to July 27, 2012 was as follows:

Successor:
	Wholesale	Retail	Consolidated
Three Months Ended September 30, 2013
Revenues:
Net sales	$379,629	$298,657	$678,286
Royalties and franchise fees	0	3,815	3,815

Total revenues	379,629	302,472	682,101
Eliminations	(194,701)	0	(194,701)

Net revenues	$184,928	$302,472	$487,400

Income (loss) from operations	$29,704	$(18,967)	$10,737

Interest expense, net			32,455
Other expense, net			1,510

Loss before income taxes			$(23,228)

Total assets	$1,257,462	$2,192,171	$3,449,633

	Wholesale	Retail	Consolidated
Period from July 28 to September 30, 2012
Revenues:
Net sales	$262,215	$197,634	$459,849
Royalties and franchise fees	0	2,797	2,797

Total revenues	262,215	200,431	462,646
Eliminations	(135,324)	0	(135,324)

Net revenues	$126,891	$200,431	$327,322

Income (loss) from operations	$6,451	$(35,127)	$(28,676)

Interest expense, net			26,572
Other expense, net			1,057

Loss before income taxes			$(56,305)

Predecessor:
	Wholesale	Retail	Consolidated
Period from July 1 to July 27, 2012
Revenues:
Net sales	$75,534	$73,718	$149,252
Royalties and franchise fees	0	1,045	1,045

Total revenues	75,534	74,763	150,297
Eliminations	(27,070)	0	(27,070)

Net revenues	$48,464	$74,763	$123,227

Income (loss) from operations	$2,742	$(19,012)	$(16,270)

Interest expense, net			5,165
Other expense, net			21,950

Loss before income taxes			$(43,385)

PARTY CITY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands, except share and per share amounts)

The Company’s industry segment data for the nine months ended September 30, 2013, the period from July 28, 2012 to September 30, 2012 and the period from January 1, 2012 to July 27, 2012 was as follows:

Successor:
	Wholesale	Retail	Consolidated
Nine Months Ended September 30, 2013
Revenues:
Net sales	$808,834	$879,348	$1,688,182
Royalties and franchise fees	0	11,961	11,961

Total revenues	808,834	891,309	1,700,143
Eliminations	(364,966)	0	(364,966)

Net revenues	$443,868	$891,309	$1,335,177

Income (loss) from operations	$43,359	$(13,853)	$29,506

Interest expense, net			98,129
Other expense, net			15,991

Loss before income taxes			$(84,614)

	Wholesale	Retail	Consolidated
Period from July 28 to September 30, 2012
Revenues:
Net sales	$262,215	$197,634	$459,849
Royalties and franchise fees	0	2,797	2,797

Total revenues	262,215	200,431	462,646
Eliminations	(135,324)	0	(135,324)

Net revenues	$126,891	$200,431	$327,322

Income (loss) from operations	$6,451	$(35,127)	$(28,676)

Interest expense, net			26,572
Other expense, net			1,057

Loss before income taxes			$(56,305)

Predecessor:
	Wholesale	Retail	Consolidated
Period from January 1 to July 27, 2012
Revenues:
Net sales	$512,473	$613,089	$1,125,562
Royalties and franchise fees	0	9,281	9,281

Total revenues	512,473	622,370	1,134,843
Eliminations	(194,659)	0	(194,659)

Net revenues	$317,814	$622,370	$940,184

Income from operations	$44,719	$4,897	$49,616

Interest expense, net			41,970
Other expense, net			22,245

Loss before income taxes			$(14,599)

Geographic Segments

Intercompany sales between geographic areas primarily consist of sales of finished goods for distribution in foreign markets and are made at cost plus a share of operating profit.

PARTY CITY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands, except share and per share amounts)

Note 9 – Commitments and Contingencies

The Company is a party to certain claims and litigation in the ordinary course of business. The Company does not believe these proceedings will result, individually or in the aggregate, in a material adverse effect on its financial condition or future results of operations.

We are an assignor with contingent lease liability for five stores sold to franchisees and other parties. The potential contingent lease obligations continue until the applicable leases expire in 2018. The maximum amount of the contingent lease obligations may vary, but is limited to the sum of the total amount due under the leases. At September 30, 2013, the maximum amount of the contingent lease obligations was approximately $2,100. Payment of such amount is contingent upon certain events occurring, which management has not assessed as probable or estimable at this time.

The Company’s 8.875% Senior Notes (“New Senior Subordinated Notes”) require the Company to file a registration statement with respect to an offer to exchange the outstanding New Senior Subordinated Notes for exchange notes. If the exchange offer is not completed prior to September 5, 2013, additional interest accrues on the outstanding New Senior Subordinated Notes at a rate of 0.25% per annum. The Company expects the exchange offer to be completed in November 2013. Based on such estimate, at September 30, 2013 the Company recorded a $350 liability for estimated penalty payments.

Note 10 – Derivative Financial Instruments

The Company is directly and indirectly affected by changes in certain market conditions. These changes in market conditions may adversely impact the Company’s financial performance and are referred to as market risks. The Company, when deemed appropriate, uses derivatives as a risk management tool to mitigate the potential impact of certain market risks. The primary market risks managed through the use of derivative financial instruments are interest rate risk and foreign currency exchange rate risk.

Interest Rate Risk Management

As part of the Company’s risk management strategy, the Company periodically uses interest rate swap agreements to hedge the variability of cash flows on floating rate debt obligations. Accordingly, interest rate swap agreements are reflected in the consolidated balance sheets at fair value and the related gains and losses on these contracts are deferred in stockholders’ equity and recognized in interest expense over the same period in which the related interest payments being hedged are recognized in income. The fair value of an interest rate swap agreement is the estimated amount that the counterparty would receive or pay to terminate the swap agreement at the reporting date, taking into account current interest rates and the current creditworthiness of the swap counterparty. The Company did not utilize interest rate swap agreements during the nine months ended September 30, 2013 or during 2012.

Foreign Exchange Risk Management

A portion of the Company’s cash flows is derived from transactions denominated in foreign currencies. In order to reduce the uncertainty of foreign exchange rate movements on transactions denominated in foreign currencies, including the British Pound Sterling, the Euro, the Malaysian Ringgit, the Canadian Dollar and the Australian Dollar, the Company enters into foreign exchange contracts with major international financial institutions. These forward contracts, which typically mature within one year, are designed to hedge anticipated foreign currency transactions, primarily inventory purchases and sales. For the contracts that qualify for hedge accounting, the terms of the foreign exchange contracts are such that cash flows from the contracts should be highly effective in offsetting the expected cash flows from the underlying forecasted transactions.

The foreign exchange contracts are reflected in the consolidated balance sheets at fair value. The fair value of the foreign exchange contracts is the estimated amount that the counterparties would receive or pay to terminate the foreign exchange contracts at the reporting date, taking into account current foreign exchange rates. No components of these agreements are excluded in the measurement of hedge effectiveness. As these hedges are 100% effective, there is no current impact on earnings due to hedge ineffectiveness. The Company anticipates that substantially all unrealized gains and losses in accumulated other comprehensive loss related to these foreign exchange contracts will be reclassified into earnings by June 2014.

PARTY CITY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands, except share and per share amounts)

The following table displays the fair values and notional amounts of the Company’s derivatives at September 30, 2013 and December 31, 2012:

	Notional Amounts		Derivative Assets						Derivative Liabilities
			Balance Sheet Line		Fair Value	Balance Sheet Line		Fair Value	Balance Sheet Line		Fair Value	Balance Sheet Line		Fair Value
Derivative Instrument	September 30, 2013	December 31, 2012	September 30, 2013			December 31, 2012			September 30, 2013			December 31, 2012
Foreign Exchange Contracts	$21,115	$20,120	(a	)PP	$34	(a	)PP	$27	(b	)AE	$259	(b	)AE	$63

(a)	PP = Prepaid expenses and other current assets
(b)	AE = Accrued expenses

Note 11 – Fair Value Measurements

The provisions of FASB ASC Topic 820, “Fair Value Measurement”, define fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 established a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

PARTY CITY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands, except share and per share amounts)

The following table shows assets and liabilities as of September 30, 2013 that are measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total as of September 30, 2013
Derivative assets	$0	$34	$0	$34
Derivative liabilities	0	259	0	259

The following table shows assets and liabilities as of December 31, 2012 that are measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total as of December 31, 2012
Derivative assets	$0	$27	$0	$27
Derivative liabilities	0	63	0	63

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record other assets and liabilities at fair value on a nonrecurring basis, generally as a result of impairment charges and restructuring charges.

Note 12 – Fair Value of Financial Instruments

The carrying amounts for cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximated fair value at September 30, 2013 and December 31, 2012 because of the short-term maturities of the instruments and/or their variable rates of interest.

At September 30, 2013, the carrying amount of the Company’s borrowings under the $1,125,000 Term Loan Credit Agreement (“New Term Loan Credit Agreement”) approximated fair value as market conditions have not changed since the agreement was amended during February 2013 (see Note 13). At September 30, 2013, the fair value of the Company’s borrowings under its $700,000 8.875% Senior Notes (“New Senior Notes”) was $752,941. This represents a Level 1 fair value measurement.

The carrying amounts for other long-term debt approximated fair value at September 30, 2013 and December 31, 2012 based on the discounted future cash flow of each instrument at rates currently offered for similar debt instruments of comparable maturity. This represents a Level 2 fair value measurement.

Note 13 – Debt

During February 2013, the Company amended its New Term Loan Credit Agreement. All term loans outstanding at the time of the amendment were replaced with new term loans for the same principal amount and the original issuance discount was partially eliminated. Additionally, the applicable margin for alternate base interest rate borrowings was lowered from 3.50% to 2.25%, the applicable margin for LIBOR borrowings was lowered from 4.50% to 3.25% and the LIBOR floor was decreased from 1.25% to 1.00%. The amended agreement provides for two pricing options: (i) an ABR, a rate per annum equal to the greater of (a) Deutsche Bank’s prime rate in effect on such day, (b) the federal funds effective rate in effect on such day plus 1/2 of 1%, (c) the adjusted LIBOR rate plus 1% and (d) 2.00% or (ii) the LIBOR rate, adjusted for certain additional costs, with a LIBOR floor of 1.00%, in each case plus the applicable margin.

PARTY CITY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands, except share and per share amounts)

As the New Term Loan Credit Agreement is a loan syndication, the Company assessed whether the debt modification should be accounted for as an extinguishment on a creditor-by-creditor basis. The Company wrote-off $5,911 of costs incurred during the initial issuance of the debt and which were being amortized over the life of the debt. The amount was recorded in other expense in the Company’s condensed consolidated statement of operations and comprehensive loss and included in amortization of deferred financing costs and original issuance discount in the Company’s condensed consolidated statement of cash flows. The remaining costs of $20,442 will continue to be amortized over the life of the debt, using the effective interest method. Additionally, the Company recorded in other expense $2,316 of the net original issuance discount that existed as of the time of the amendment. The remainder of the discount, $8,015, will continue to be amortized over the life of the debt, using the effective interest method. In conjunction with the amendment, the Company paid an $11,222 call premium, equal to 1.00% of the outstanding principal balance. The Company recorded $2,535 of the call premium in other expense. The rest of the premium, $8,687, will be amortized over the life of the debt, using the effective interest method. Additionally, the Company incurred $1,655 of banker and legal fees; $1,533 of which was recorded in other expense. The rest of the costs, $122, will be amortized over the life of the debt, using the effective interest method.

As all term loans outstanding at the time of the amendment were replaced with new term loans for the same principal amount, the Company included the total principal amount, $1,122,188, in both repayment of loans, notes payable and long-term obligations and proceeds from loans, notes payable and long-term obligations in the financing activities section of the Company’s condensed consolidated statement of cash flows.

On August 1, 2013, PC Nextco issued $350,000 of 8.75% notes at a 1% discount (“the Nextco Notes”). The proceeds, net of expenses, were used to pay a dividend to the shareholders of PC Nextco’s parent, PC Topco. The Nextco Notes, which mature on August 15, 2019, are not guaranteed by the Company. However, since PC Nextco has no assets or operations other than its investment in, and income (loss) from, the Company and its subsidiaries, interest and principal payments for the Nextco Notes will be funded by the Company. To the extent that restricted payment basket limitations in the Company’s existing debt agreements prevent the Company from being able to dividend the necessary funds to PC Nextco in order for PC Nextco to make the semi-annual interest payments, the Nextco Notes require PC Nextco to make the interest payments in the form of additional notes bearing interest at 9.50%.

PARTY CITY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands, except share and per share amounts)

Note 14 – Condensed Consolidating Financial Information

Borrowings under the Company’s New ABL Facility, the New Term Loan Credit Agreement and the New Senior Notes are guaranteed jointly and severally, fully and unconditionally, by the following 100%-owned domestic subsidiaries of the Company (collectively, “the Guarantors”):

•	Amscan Inc.

•	Am-Source, LLC

•	Anagram Eden Prairie Property Holdings LLC

•	Anagram International, Inc.

•	Anagram International Holdings, Inc.

•	iParty Corp.

•	iParty Retail Stores Corp.

•	JCS Packaging, Inc.

•	M&D Industries, Inc.

•	Party City Corporation

•	SSY Realty Corp.

•	Trisar, Inc.

Non-guarantor subsidiaries (collectively, “Non-guarantors”) include the following:

•	Amscan Asia International Ltd.

•	Amscan de Mexico, S.A. de C.V.

•	Amscan Distributors (Canada) Ltd.

•	Amscan Europe GmbH

•	Amscan Holdings Limited

•	Amscan International Ltd.

•	Amscan Japan Co., Ltd.

•	Amscan Party Goods Pty. Ltd.

•	Amscan Partyartikel GmbH

•	Anagram Espana, S.L.

•	Anagram France S.C.S.

•	Anagram International, LLC

•	Christy’s Asia, Ltd.

•	Christy’s By Design, Ltd.

•	Christy’s Dressup, Ltd.

•	Christy’s Garments and Accessories, Ltd.

•	Convergram de Mexico S. de R.L.

•	Delights Ltd.

•	Everts International, Ltd.

•	Everts Malaysia SDN BHD

•	Party Ballons Int. GmbH

•	Party City Canada Inc.

•	Party Delights Ltd.

•	Riethmueller (Polska) Sp z.o.o.

The following information presents condensed consolidating balance sheets at September 30, 2013 and December 31, 2012, the condensed consolidating statements of operations and comprehensive (loss) income for the three and nine months ended September 30, 2013, the period from July 28, 2012 to September 30, 2012, each on a successor basis, the period from July 1, 2012 to July 27, 2012 and the period from January 1, 2012 to July 27, 2012, each on a predecessor basis, and the related condensed consolidating statements of cash flows for the nine months ended September 30, 2013, the period from July 28, 2012 to September 30, 2012, each on a successor basis, and the period from January 1, 2012 to July 27, 2012, on a predecessor basis, for PCHI, the combined Guarantors and the combined Non-guarantors, together with the elimination entries necessary to consolidate the amounts.

PARTY CITY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

September 30, 2013 (Successor)

(Amounts in thousands)

	PCHI	Combined Guarantors	Combined Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$0	$0	$12,711	$0	$12,711
Accounts receivable, net	0	109,461	55,755	0	165,216
Inventories, net	0	533,605	76,605	0	610,210
Prepaid expenses and other current assets	0	66,911	11,935	27,090	105,936

Total current assets	0	709,977	157,006	27,090	894,073
Property, plant and equipment, net	0	212,075	21,763	0	233,838
Goodwill	0	1,474,486	76,456	0	1,550,942
Trade names	0	563,575	2,965	0	566,540
Other intangible assets, net	0	133,822	12,795	0	146,617
Investment in and advances to consolidated subsidiaries	563,160	0	0	(563,160)	0
Due from affiliates	1,754,456	129,459	79,219	(1,963,134)	0
Other assets, net	42,454	15,113	42	14	57,623

Total assets	$2,360,070	$3,238,507	$350,246	$(2,499,190)	$3,449,633

LIABILITIES, REDEEMABLE COMMON SECURITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	$213,750	$0	$1,291	$0	$215,041
Accounts payable	0	139,076	38,270	0	177,346
Accrued expenses	15,754	114,934	19,061	0	149,749
Income tax payable	(38,634)	11,407	137	27,090	0
Due to affiliates	0	1,833,140	129,980	(1,963,120)	0
Current portion of long-term obligations	7,250	5,973	31	0	13,254

Total current liabilities	198,120	2,104,530	188,770	(1,936,030)	555,390
Long-term obligations, excluding current portion	1,400,829	390,048	0	0	1,790,877
Deferred income tax liabilities	0	324,153	6	0	324,159
Deferred rent and other long-term liabilities	0	16,854	1,232	0	18,086

Total liabilities	1,598,949	2,835,585	190,008	(1,936,030)	2,688,512
Redeemable common securities	15,497	0	0	0	15,497
Commitments and contingencies
Stockholders’ equity:
Common Stock	0	0	336	(336)	0
Additional paid-in capital	797,140	374,474	162,003	(536,477)	797,140
(Accumulated deficit) Retained earnings	(56,045)	28,448	5,943	(34,391)	(56,045)
Accumulated other comprehensive income (loss)	4,529	0	(8,044)	8,044	4,529

Party City Holdings Inc. stockholders’ equity	745,624	402,922	160,238	(563,160)	745,624
Noncontrolling interests	0	0	0	0	0

Total stockholders’ equity	745,624	402,922	160,238	(563,160)	745,624

Total liabilities, redeemable common securities and stockholders’ equity	$2,360,070	$3,238,507	$350,246	$(2,499,190)	$3,449,633

PARTY CITY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2012 (Successor)

(Amounts in thousands)

	PCHI	Combined Guarantors	Combined Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$0	$5,032	$9,531	$0	$14,563
Accounts receivable , net	0	85,759	43,580	0	129,339
Inventories, net	0	445,620	64,597	0	510,217
Prepaid expenses and other current assets	0	37,778	11,149	0	48,927

Total current assets	0	574,189	128,857	0	703,046
Property, plant and equipment, net	0	220,435	19,336	0	239,771
Goodwill	0	1,463,900	73,669	0	1,537,569
Trade names	0	563,575	2,961	0	566,536
Other intangible assets, net	0	158,771	1,852	0	160,623
Investment in and advances to consolidated subsidiaries	505,939	0	0	(505,939)	0
Due from affiliates	1,707,528	115,329	68,811	(1,891,668)	0
Other assets, net	50,309	19,058	71	0	69,438

Total assets	$2,263,776	$3,115,257	$295,557	$(2,397,607)	$3,276,983

LIABILITIES, REDEEMABLE COMMON SECURITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	$23,330	$0	$9,928	$0	$33,258
Accounts payable	0	102,728	14,933	0	117,661
Accrued expenses	33,493	90,120	11,111	0	134,724
Income taxes payable	(19,090)	35,404	0	0	16,314
Due to affiliates	0	1,777,431	114,237	(1,891,668)	0
Current portion of long-term obligations	7,250	5,899	82	0	13,231

Total current liabilities	44,983	2,011,582	150,291	(1,891,668)	315,188
Long-term obligations, excluding current portion	1,409,138	395,883	7	0	1,805,028
Deferred income tax liabilities	0	340,215	73	0	340,288
Deferred rent and other long-term liabilities	0	6,482	342	0	6,824

Total liabilities	1,454,121	2,754,162	150,713	(1,891,668)	2,467,328
Redeemable common securities	22,205	0	0	0	22,205
Commitments and contingencies
Stockholders’ equity:
Common Stock	0	0	336	(336)	0
Additional paid-in capital	784,361	336,043	146,679	(482,722)	784,361
Accumulated (deficit) retained earnings	(5,644)	25,052	1,808	(26,860)	(5,644)
Accumulated other comprehensive income (loss)	6,200	0	(6,512)	6,512	6,200

Party City Holdings Inc. stockholders’ equity	784,917	361,095	142,311	(503,406)	784,917
Noncontrolling interests	2,533	0	2,533	(2,533)	2,533

Total stockholders’ equity	787,450	361,095	144,844	(505,939)	787,450

Total liabilities, redeemable common securities and stockholders’ equity	$2,263,776	$3,115,257	$295,557	$(2,397,607)	$3,276,983

PARTY CITY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

Three Months Ended September 30, 2013 (Successor)

(Amounts in thousands)

	PCHI	Combined Guarantors	Combined Non- Guarantors	Eliminations	Consolidated
Revenues:
Net sales	$0	$414,615	$109,911	$(40,941)	$483,585
Royalties and franchise fees	0	3,815	0	0	3,815

Total revenues	0	418,430	109,911	(40,941)	487,400
Expenses:
Cost of sales	0	274,835	88,789	(40,941)	322,683
Wholesale selling expenses	0	10,265	6,773	0	17,038
Retail operating expenses	0	85,908	4,495	0	90,403
Franchise expenses	0	3,368	0	0	3,368
General and administrative expenses	0	32,287	6,102	0	38,389
Art and development costs	0	4,649	133	0	4,782

Total expenses	0	411,312	106,292	(40,941)	476,663

Income from operations	0	7,118	3,619	0	10,737
Interest expense, net	27,464	4,869	122	0	32,455
Other expense (income), net	3,081	1,564	(3,135)	0	1,510

(Loss) income before income taxes	(30,545)	685	6,632	0	(23,228)
Income tax (benefit) expense	(16,612)	606	3,330	0	(12,676)
Equity based income from subsidiaries	3,381	0	0	(3,381)	0

Net (loss) income	(10,552)	79	3,302	(3,381)	(10,552)
Less: net income attributable to noncontrolling interests	45	0	45	(45)	45

Net (loss) income attributable to Party City Holdings Inc.	$(10,597)	$79	$3,257	$(3,336)	$(10,597)

Comprehensive (loss) income	$(1,728)	$79	$12,023	$(12,102)	$(1,728)
Less: comprehensive income attributable to noncontrolling interests	18	0	18	(18)	18

Comprehensive (loss) income attributable to Party City Holdings Inc.	$(1,746)	$79	$12,005	$(12,084)	$(1,746)

PARTY CITY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

Period from July 28, 2012 to September 30, 2012 (Successor)

(Amounts in thousands)

	PCHI	Combined Guarantors	Combined Non- Guarantors	Eliminations	Consolidated
Revenues:
Net sales	$0	$282,760	$68,180	$(26,415)	$324,525
Royalties and franchise fees	0	2,797	0	0	2,797

Total revenues	0	285,557	68,180	(26,415)	327,322
Expenses:
Cost of sales	0	217,947	55,976	(26,415)	247,508
Wholesale selling expenses	0	7,182	4,283	0	11,465
Retail operating expenses	0	59,470	2,984	0	62,454
Franchise expenses	0	2,585	0	0	2,585
General and administrative expenses	0	24,372	4,224	0	28,596
Art and development costs	0	3,265	125	0	3,390

Total expenses	0	314,821	67,592	(26,415)	355,998

(Loss) income from operations	0	(29,264)	588	0	(28,676)
Interest expense, net	21,914	4,518	140	0	26,572
Other expense (income), net	378	2,136	(1,457)	0	1,057

(Loss) income before income taxes	(22,292)	(35,918)	1,905	0	(56,305)
Income tax (benefit) expense	(10,204)	(15,823)	272	0	(25,755)
Equity based loss from subsidiaries	(18,462)	0	0	18,462	0

Net (loss) income	(30,550)	(20,095)	1,633	18,462	(30,550)
Less: net income attributable to noncontrolling interests	61	0	61	(61)	61

Net (loss) income attributable to Party City Holdings Inc.	$(30,611)	$(20,095)	$1,572	$18,523	$(30,611)

Comprehensive (loss) income	$(24,482)	$(20,095)	$7,701	$12,394	$(24,482)
Less: comprehensive income attributable to noncontrolling interests	136	0	136	(136)	136

Comprehensive (loss) income attributable to Party City Holdings Inc.	$(24,618)	$(20,095)	$7,565	$12,530	$(24,618)

PARTY CITY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

Period from July 1, 2012 to July 27, 2012 (Predecessor)

(Amounts in thousands)

	PCHI	Combined Guarantors	Combined Non- Guarantors	Eliminations	Consolidated
Revenues:
Net sales	$0	$102,032	$30,592	$(10,442)	$122,182
Royalties and franchise fees	0	1,045	0	0	1,045

Total revenues	0	103,077	30,592	(10,442)	123,227
Expenses:
Cost of sales	0	62,999	25,019	(10,442)	77,576
Wholesale selling expenses	0	2,286	1,977	0	4,263
Retail operating expenses	0	18,622	830	0	19,452
Franchise expenses	0	798	0	0	798
General and administrative expenses	0	33,391	2,667	0	36,058
Art and development costs	0	1,297	53	0	1,350

Total expenses	0	119,393	30,546	(10,442)	139,497

(Loss) income from operations	0	(16,316)	46	0	(16,270)
Interest expense, net	0	5,095	70	0	5,165
Other expense (income), net	21,927	841	(818)	0	21,950

(Loss) income before income taxes	(21,927)	(22,252)	794	0	(43,385)
Income tax (benefit) expense	(6,022)	(4,595)	360	0	(10,257)
Equity based loss from subsidiaries	(17,223)	0	0	17,223	0

Net (loss) income	(33,128)	(17,657)	434	17,223	(33,128)
Less: net income attributable to noncontrolling interests	5	0	5	(5)	5

Net (loss) income attributable to Party City Holdings Inc.	$(33,133)	$(17,657)	$429	$17,228	$(33,133)

Comprehensive (loss) income	$(33,658)	$(17,657)	$131	$17,525	$(33,659)
Less: comprehensive loss attributable to noncontrolling interests	(2)	0	(2)	2	(2)

Comprehensive (loss) income attributable to Party City Holdings Inc.	$(33,656)	$(17,657)	$133	$17,523	$(33,657)

PARTY CITY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

Nine Months Ended September 30, 2013 (Successor)

(Amounts in thousands)

	PCHI	Combined Guarantors	Combined Non- Guarantors	Eliminations	Consolidated
Revenues:
Net sales	$0	$1,161,207	$238,001	$(75,992)	$1,323,216
Royalties and franchise fees	0	11,961	0	0	11,961

Total revenues	0	1,173,168	238,001	(75,992)	1,335,177
Expenses:
Cost of sales	0	763,782	189,468	(75,992)	877,258
Wholesale selling expenses	0	31,086	20,005	0	51,091
Retail operating expenses	0	233,942	11,310	0	245,252
Franchise expenses	0	9,872	0	0	9,872
General and administrative expenses	0	89,581	18,137	0	107,718
Art and development costs	0	14,033	447	0	14,480

Total expenses	0	1,142,296	239,367	(75,992)	1,305,671

Income (loss) from operations	0	30,872	(1,366)	0	29,506
Interest expense, net	82,294	15,421	414	0	98,129
Other expense (income), net	12,631	9,723	(6,363)	0	15,991

(Loss) income before income taxes	(94,925)	5,728	4,583	0	(84,614)
Income tax (benefit) expense	(38,633)	2,331	1,865	0	(34,437)
Equity based income from subsidiaries	6,115	0	0	(6,115)	0

Net (loss) income	(50,177)	3,397	2,718	(6,115)	(50,177)
Less: net income attributable to noncontrolling interests	224	0	224	(224)	224

Net (loss) income attributable to Party City Holdings Inc.	$(50,401)	$3,397	$2,494	$(5,891)	$(50,401)

Comprehensive (loss) income	$(51,232)	$3,397	$1,663	$(5,060)	$(51,232)
Less: comprehensive income attributable to noncontrolling interests	201	0	201	(201)	201

Comprehensive (loss) income attributable to Party City Holdings Inc.	$(51,433)	$3,397	$1,462	$(4,859)	$(51,433)

PARTY CITY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

Period from July 28, 2012 to September 30, 2012 (Successor)

(Amounts in thousands)

	PCHI	Combined Guarantors	Combined Non- Guarantors	Eliminations	Consolidated
Revenues:
Net sales	$0	$282,760	$68,180	$(26,415)	$324,525
Royalties and franchise fees	0	2,797	0	0	2,797

Total revenues	0	285,557	68,180	(26,415)	327,322
Expenses:
Cost of sales	0	217,947	55,976	(26,415)	247,508
Wholesale selling expenses	0	7,182	4,283	0	11,465
Retail operating expenses	0	59,470	2,984	0	62,454
Franchise expenses	0	2,585	0	0	2,585
General and administrative expenses	0	24,372	4,224	0	28,596
Art and development costs	0	3,265	125	0	3,390

Total expenses	0	314,821	67,592	(26,415)	355,998

(Loss) income from operations	0	(29,264)	588	0	(28,676)
Interest expense, net	21,914	4,518	140	0	26,572
Other expense (income), net	378	2,136	(1,457)	0	1,057

(Loss) income before income taxes	(22,292)	(35,918)	1,905	0	(56,305)
Income tax (benefit) expense	(10,204)	(15,823)	272	0	(25,755)
Equity based loss from subsidiaries	(18,462)	0	0	18,462	0

Net (loss) income	(30,550)	(20,095)	1,633	18,462	(30,550)
Less: net income attributable to noncontrolling interests	61	0	61	(61)	61

Net (loss) income attributable to Party City Holdings Inc.	$(30,611)	$(20,095)	$1,572	$18,523	$(30,611)

Comprehensive (loss) income	$(24,482)	$(20,095)	$7,701	$12,394	$(24,482)
Less: comprehensive income attributable to noncontrolling interests	136	0	136	(136)	136

Comprehensive (loss) income attributable to Party City Holdings Inc.	$(24,618)	$(20,095)	$7,565	$12,530	$(24,618)

PARTY CITY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

Period from January 1, 2012 to July 27, 2012 (Predecessor)

(Amounts in thousands)

	PCHI	Combined Guarantors	Combined Non- Guarantors	Eliminations	Consolidated
Revenues:
Net sales	$0	$826,655	$138,730	$(34,482)	$930,903
Royalties and franchise fees	0	9,281	0	0	9,281

Total revenues	0	835,936	138,730	(34,482)	940,184
Expenses:
Cost of sales	0	501,342	107,188	(34,482)	574,048
Wholesale selling expenses	0	17,924	13,644	0	31,568
Retail operating expenses	0	159,578	6,469	0	166,047
Franchise expenses	0	6,579	0	0	6,579
General and administrative expenses	0	87,235	14,267	0	101,502
Art and development costs	0	10,401	423	0	10,824

Total expenses	0	783,059	141,991	(34,482)	890,568

Income (loss) from operations	0	52,877	(3,261)	0	49,616
Interest expense, net	0	41,519	451	0	41,970
Other expense (income), net	21,927	1,421	(1,103)	0	22,245

(Loss) income before income taxes	(21,927)	9,937	(2,609)	0	(14,599)
Income tax (benefit) expense	(6,022)	6,288	137	0	403
Equity based income from subsidiaries	903	0	0	(903)	0

Net (loss) income	(15,002)	3,649	(2,746)	(903)	(15,002)
Less: net income attributable to noncontrolling interests	96	0	96	(96)	96

Net (loss) income attributable to Party City Holdings Inc.	$(15,098)	$3,649	$(2,842)	$(807)	$(15,098)

Comprehensive (loss) income	$(16,221)	$3,649	$(3,906)	$257	$(16,221)
Less: comprehensive income attributable to noncontrolling interests	140	0	140	(140)	140

Comprehensive (loss) income attributable to Party City Holdings Inc.	$(16,361)	$3,649	$(4,046)	$397	$(16,361)

PARTY CITY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2013 (Successor)

(Amounts in thousands)

	PCHI	Combined Guarantors	Combined Non- Guarantors	Eliminations	Consolidated
Cash flows (used in) provided by operating activities:
Net (loss) income	$(50,177)	$3,397	$2,718	$(6,115)	$(50,177)
Net income attributable to noncontrolling interest	224	0	224	(224)	224

Net (loss) income attributable to Party City Holdings Inc.	(50,401)	3,397	2,494	(5,891)	(50,401)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	0	67,474	3,486	0	70,960
Amortization of deferred financing costs and original issuance discount	12,001	4,557	0	0	16,558
Provision for doubtful accounts	0	158	416	0	574
Deferred income tax benefit	0	(13,613)	(136)	0	(13,749)
Deferred rent	0	10,807	899	0	11,706
Undistributed loss in unconsolidated joint venture	0	311	0	0	311
Loss on disposal of equipment	0	160	169	0	329
Equity based income from subsidiaries	(6,115)	0	0	6,115	0
Equity based compensation	0	1,741	0	0	1,741
Changes in operating assets and liabilities, net of effects of acquisitions:
Increase in accounts receivable	0	(23,370)	(12,118)	0	(35,488)
Increase in inventories	0	(72,954)	(9,425)	0	(82,379)
Increase in prepaid expenses and other current assets	0	(11,089)	(1,764)	0	(12,853)
(Decrease) increase in accounts payable, accrued expenses and income taxes payable	(96,275)	71,572	43,564	(224)	18,637

Net cash (used in) provided by operating activities	(140,790)	39,151	27,585	0	(74,054)
Cash flows used in investing activities:
Cash paid in connection with acquisitions, net of cash acquired	(37,930)	0	(10,714)	0	(48,644)
Capital expenditures	0	(36,814)	(5,329)	0	(42,143)
Proceeds from disposal of property and equipment	0	192	23	0	215

Net cash used in investing activities	(37,930)	(36,622)	(16,020)	0	(90,572)
Cash flows provided by (used in) financing activities:
Repayments of loans, notes payable and long-term obligations	(734,171)	(406,561)	(8,413)	0	(1,149,145)
Proceeds from loans, notes payable and long-term obligations	913,603	399,000	0	0	1,312,603
Capital contributions	750	0	0	0	750
Debt issuance costs	(1,462)	0	0	0	(1,462)

Net cash provided by (used in) financing activities	178,720	(7,561)	(8,413)	0	162,746
Effect of exchange rate changes on cash and cash equivalents	0	0	28	0	28

Net (decrease) increase in cash and cash equivalents	0	(5,032)	3,180	0	(1,852)
Cash and cash equivalents at beginning of period	0	5,032	9,531	0	14,563

Cash and cash equivalents at end of period	$0	$0	$12,711	$0	$12,711

PARTY CITY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Period from July 28, 2012 to September 30, 2012 (Successor)

(Amounts in thousands)

	PCHI	Combined Guarantors	Combined Non- Guarantors	Eliminations	Consolidated
Cash flows (used in) provided by operating activities:
Net (loss) income	$(30,550)	$(20,095)	$1,633	$18,462	$(30,550)
Net income attributable to noncontrolling interest	61	0	61	(61)	61

Net (loss) income attributable to Party City Holdings Inc.	(30,611)	(20,095)	1,572	18,523	(30,611)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	0	19,587	740	0	20,327
Amortization of deferred financing costs and original issuance discount	1,532	375	0	0	1,907
Provision for doubtful accounts	0	51	161	0	212
Deferred income tax benefit	0	(6,244)	0	0	(6,244)
Deferred rent	0	1,391	43	0	1,434
Undistributed loss in unconsolidated joint venture	0	16	0	0	16
Gain on disposal of equipment	0	(23)	0	0	(23)
Equity based loss from subsidiaries	18,462	0	0	(18,462)	0
Changes in operating assets and liabilities, net of effects of acquisitions: (Increase) decrease in accounts receivable	0	(29,270)	1,051	0	(28,219)
Increase in inventories	0	(8,807)	(6,771)	0	(15,578)
Increase in prepaid expenses and other current assets	0	(13,736)	(165)	0	(13,901)
(Decrease) increase in accounts payable, accrued expenses and income taxes payable	(764,224)	649,012	11,349	(61)	(103,924)

Net cash (used in) provided by operating activities	(774,841)	592,257	7,980	0	(174,604)
Cash flows used in investing activities:
Cash paid in connection with acquisitions, net of cash acquired	(1,562,819)	0	0	0	(1,562,819)
Capital expenditures	0	(6,707)	(928)	0	(7,635)

Net cash used in investing activities	(1,562,819)	(6,707)	(928)	0	(1,570,454)
Cash flows provided by (used in) financing activities:
Repayments of loans, notes payable and long-term obligations	0	(966,535)	(3,886)	0	(970,421)
Proceeds from loans, notes payable and long-term obligations	1,581,850	396,000	413	0	1,978,263
Capital contributions	809,370	0	0	0	809,370
Debt issuance costs	(53,560)	(10,554)	0	0	(64,114)

Net cash provided by (used in) financing activities	2,337,660	(581,089)	(3,473)	0	1,753,098
Effect of exchange rate changes on cash and cash equivalents	0	0	111	0	111

Net increase in cash and cash equivalents	0	4,461	3,690	0	8,151
Cash and cash equivalents at beginning of period	0	3,136	2,365	0	5,501

Cash and cash equivalents at end of period	$0	$7,597	$6,055	$0	$13,652

PARTY CITY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Period from January 1, 2012 to July 27, 2012 (Predecessor)

(Amounts in thousands)

	PCHI	Combined Guarantors	Combined Non- Guarantors	Eliminations	Consolidated
Cash flows used in operating activities:
Net (loss) income	$(15,002)	$3,649	$(2,746)	$(903)	$(15,002)
Net income attributable to noncontrolling interest	96	0	96	(96)	96

Net (loss) income attributable to Party City Holdings Inc.	(15,098)	3,649	(2,842)	(807)	(15,098)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	0	31,462	2,453	0	33,915
Amortization of deferred financing costs and original issuance discount	0	2,592	0	0	2,592
(Credit) provision for doubtful accounts	0	(245)	889	0	644
Deferred income tax expense (benefit)	0	5,476	(1,653)	0	3,823
Deferred rent	0	2,988	356	0	3,344
Undistributed income in unconsolidated joint venture	0	(128)	0	0	(128)
Loss on disposal of equipment	0	7	2	0	9
Equity based income from subsidiaries	(903)	0	0	903	0
Equity based compensation	0	3,375	0	0	3,375
Changes in operating assets and liabilities, net of effects of acquisitions:
Decrease (increase) in accounts receivable	0	12,991	(8,996)	0	3,995
Increase in inventories	0	(67,639)	(9,625)	0	(77,264)
Increase in prepaid expenses and other current assets	0	(1,282)	(5,825)	0	(7,107)
Increase in accounts payable, accrued expenses and income taxes payable	16,001	1,044	12,825	(96)	29,774

Net cash used in operating activities	0	(5,710)	(12,416)	0	(18,126)
Cash flows used in investing activities:
Cash paid in connection with acquisitions, net of cash acquired	0	(3,106)	0	0	(3,106)
Capital expenditures	0	(24,931)	(3,933)	0	(28,864)
Proceeds from disposal of property and equipment	0	111	35	0	146

Net cash used in investing activities	0	(27,926)	(3,898)	0	(31,824)
Cash flows provided by financing activities:
Repayments of loans, notes payable and long-term obligations	0	(9,532)	(32)	0	(9,564)
Proceeds from loans, notes payable and long-term obligations	0	0	10,590	0	10,590
Excess tax benefit from stock options	0	32,292	0	0	32,292

Net cash provided by financing activities	0	22,760	10,558	0	33,318
Effect of exchange rate changes on cash and cash equivalents	0	0	80	0	80

Net decrease in cash and cash equivalents	0	(10,876)	(5,676)	0	(16,552)
Cash and cash equivalents at beginning of period	0	14,012	8,041	0	22,053

Cash and cash equivalents at end of period	$0	$3,136	$2,365	$0	$5,501

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References throughout this document to “PCHI” and the “Company” include Party City Holdings Inc. and its subsidiaries. In this document the words “we,” “our,” “ours” and “us” refer only to the Company and its subsidiaries and not to any other person.

Business Overview

Our Company

We are a global leader in decorated party supplies. We make it easy and fun to enhance special occasions with a wide assortment of innovative and exciting merchandise at a compelling value. With the acquisition of Party City Corporation (“Party City”), we created a vertically integrated business combining the leading product design, manufacturing and distribution platform with the largest U.S. retailer of party supplies. We believe we have the industry’s broadest selection of decorated party supplies, which we distribute to over 100 countries. Our vertically integrated business model and scale differentiate us from most other party supply companies and allow us to capture the manufacturing-to-retail margin on a significant portion of the products sold in our stores. We believe our widely recognized brands, broad product offering, low-cost global sourcing model and category-defining retail concept are significant competitive advantages. We believe these characteristics, combined with our vertical business model and scale, position us for continued organic and acquisition-led growth in the United States and internationally.

Basis of Presentation

As a result of the Transaction (see Note 2 to the condensed consolidated financial statements in Item 1.), the financial information for the period after July 27, 2012 represents the financial information of the “Successor” company. Prior to, and including, July 27, 2012, the condensed consolidated financial statements include the accounts of the “Predecessor” company. Due to the change in the basis of assets and liabilities resulting from the application of the acquisition method of accounting, the Predecessor’s consolidated financial statements and the Successor’s consolidated financial statements are not necessarily comparable. The change in basis did not impact net sales, royalties and franchise fees or retail operating expenses and, for those accounts, comparing 2013 results to 2012 results is meaningful. However, for all other accounts, to the extent that the change in basis had a material impact on the Company’s results during the Successor period, the Company disclosed such impact in Results of Operations.

Certain amounts in the Management’s Discussion and Analysis of Financial Condition and Results of Operations combine the results of the Predecessor and the Successor. Such combination was performed by mathematical addition and does not comply with U.S. generally accepted accounting principles. The data is being presented for analytical purposes only.

How We Assess the Performance of Our Company

In assessing the performance of our company, we consider a variety of performance and financial measures for our two operating segments, Retail and Wholesale. These key measures include revenues and gross profit, comparable retail same-store sales and operating expenses. We also review other metrics such as EBITDA and Adjusted EBITDA. A discussion of our use of Adjusted EBITDA, and a reconciliation to net income, is included below.

Segments

Our Retail segment generates revenues from the sale of merchandise to the end consumer through our chain of company-owned party goods stores, online through our e-commerce websites, including PartyCity.com, and through our chain of temporary Halloween City locations. Franchise revenues include royalties on franchise retail sales and franchise fees charged for the initial franchise award and subsequent renewals. Our retail sales of party goods are fueled by everyday events such as birthdays, various seasonal events and other special occasions occurring throughout the year. In addition, through Halloween City, our temporary Halloween business, we seek to maximize our Halloween seasonal opportunity. As a result, during 2012, our Halloween business represented approximately 25% of our total domestic retail sales, generally occurring in a five-week selling season ending on October 31. We expect to continue to generate a significant portion of our retail sales during the Halloween selling season.

Our Wholesale segment generates revenues globally through sales of party supplies, including our Amscan, Designware and Anagram brands, to party goods superstores, including our company-owned and franchised stores, other party goods retailers, dollar stores, mass merchants, independent card and gift stores and other retailers and distributors throughout the world.

Intercompany sales between the Wholesale and the Retail segment are eliminated, and the profits on intercompany sales are deferred and realized at the time the merchandise is sold to the consumer. For segment reporting purposes, certain general and administrative expenses and art and development costs are allocated based on total revenues.

Financial Measures

Revenues. Revenues from retail operations are recognized at point of sale. We estimate future retail sales returns and record a provision in the period in which the related sales are recorded based on historical information. Retail revenues include shipping revenue related to e-commerce sales. Retail sales are reported net of taxes collected. Franchise royalties are recognized based on reported franchise retail sales.

Revenues from our wholesale operations represent the sale of our products to third parties, less rebates, discounts and other allowances. The terms of our wholesale sales are generally freight-on-board shipping point, and revenue is recognized when goods are shipped. We estimate reductions to revenues for volume-based rebate programs and subsequent credits at the time sales are recognized. Intercompany sales from our wholesale operations to our retail stores are eliminated in our consolidated total revenues.

Comparable Retail Same-Store Sales. The growth in same-store sales represents the percentage change in same-store sales in the period presented compared to the prior year. Same-store sales exclude the net sales of a store for any period if the store was not open during the same period of the prior year. Comparable sales are calculated based upon stores that were open at least thirteen full months as of the end of the applicable reporting period. When a store is reconfigured or relocated within the same general territory, the store continues to be treated as the same store. If, during the period presented, a store was closed, sales from that store up to and including the closing day are included as same-store sales as long as the store was open during the same period of the prior year. Acquired stores are included in Party City’s same-store sales immediately following conversion, but only to the extent that they are included in the Company’s sales for the comparable period of the prior year. Same-store sales for the Party City brand include e-commerce sales.

Cost of Sales. Cost of sales at wholesale reflects the production costs (i.e., raw materials, labor and overhead) of manufactured goods and the direct cost of purchased goods, inventory shrinkage, inventory adjustments, inbound freight to our manufacturing and distribution facilities, distribution costs and outbound freight to transfer goods to our wholesale customers. At retail, cost of sales reflects the direct cost of goods purchased from third parties and the production or purchase costs of goods acquired from our wholesale operations. Retail cost of sales also includes inventory shrinkage, inventory adjustments, inbound freight, occupancy costs related to store operations (such as rent and common area maintenance, utilities and depreciation on assets) and all logistics costs associated with our e-commerce business. Our cost of sales increases in higher volume periods as the direct costs of manufactured and purchased goods, inventory shrinkage and freight are generally tied to net sales. However, other costs are largely fixed or vary based on other factors and do not necessarily increase as sales volume increases. Changes in the mix of our products may also impact our overall cost of sales. The direct costs of manufactured and purchased goods are influenced by raw material costs (principally paper, petroleum-based resins and cotton), domestic and international labor costs in the countries where our goods are purchased or manufactured and logistics costs associated with transporting our goods. We monitor our inventory levels on an on-going basis in order to identify slow-moving goods.

As a result of the Transaction (see Note 2 to the condensed consolidated financial statements in Item 1.), the Company applied the acquisition method of accounting and increased the value of its inventory by $89.8 million as of July 28, 2012. The adjustment principally reflects the previously deferred wholesale margin on inventory supplied to the Company’s retail operations and on hand at July 27, 2012. Such adjustment increased the Company’s cost of sales during the three and nine months ended September 30, 2013 by $2.6 million and $22.0 million, respectively, as a portion of the related inventory was sold. Additionally, the adjustment increased the Company’s cost of sales during the period from July 28, 2012 to September 30, 2012 by $27.8 million as a portion of the related inventory was sold. At September 30, 2013, $9.1 million of the increase in value remains in the Company’s inventory. Further, during the application of the acquisition method of accounting, the Company increased the values of its property, plant and equipment and certain intangible assets. The impact of such adjustments on depreciation expense and amortization expense increased the Company’s cost of sales during the three and nine months ended September 30, 2013 by $5.7 million and $21.2 million, respectively. Additionally, the impact of such adjustments on depreciation expense and amortization expense increased the Company’s cost of sales during the period from July 28, 2012 to September 30, 2012 by $6.2 million.

Wholesale Selling Expenses. Wholesale selling expenses include the costs associated with our wholesale sales and marketing efforts, including merchandising and customer service. Costs include the salaries and benefits of the related work force, including sales-based bonuses and commissions. Other costs include catalogues, showroom rent, travel and other operating costs. Certain selling expenses, such as sales-based bonuses and commissions, vary in proportion to net sales, while other costs vary based on other factors, such as our marketing efforts, or are largely fixed and do not necessarily increase as sales volume increases.

Retail Operating Expenses. Retail operating expenses include all of the costs associated with retail store operations, excluding occupancy-related costs included in the cost of sales. Costs include store payroll and benefits, advertising, supplies and credit card costs. Retail expenses are largely variable but do not necessarily vary in proportion to net sales.

Franchise Expenses. Franchise expenses include the costs associated with operating our franchise network, including salaries and benefits of the administrative workforce and other administrative costs. These expenses generally do not vary proportionally with royalties and franchise fees.

General and Administrative Expenses. General and administrative expenses include all operating costs not included elsewhere in the statement of operations and comprehensive income (loss). These expenses include payroll and other expenses related to operations at our corporate offices, including occupancy costs, related depreciation and amortization, legal and professional fees and data-processing costs. These expenses generally do not vary proportionally with net sales.

Art and Development Costs. Art and development costs include the costs associated with art production, creative development and product management. Costs include the salaries and benefits of the related work force. These expenses generally do not vary proportionally with net sales.

EBITDA and Adjusted EBITDA. We define EBITDA as net income (loss) before interest expense, income taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA, as further adjusted to eliminate the impact of certain items that we do not consider indicative of our ongoing operating performance. We caution investors that amounts presented in accordance with our definitions of EBITDA and Adjusted EBITDA may not be comparable to similar measures disclosed by other issuers, because not all issuers and analysts calculate EBITDA or Adjusted EBITDA in the same manner. We present EBITDA in this report because we consider it an important supplemental measure of our performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. We present Adjusted EBITDA because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we use Adjusted EBITDA: (i) as a factor in determining incentive compensation, (ii) to evaluate the effectiveness of our business strategies and (iii) because the credit facility agreements use Adjusted EBITDA to measure compliance with certain covenants.

Results of Operations

Three Months Ended September 30, 2013 Compared To Period From July 28, 2012 to September 30, 2012 and Period From July 1, 2012 to July 27, 2012

The following tables set forth the Company’s operating results and operating results as a percentage of total revenues for the three months ended September 30, 2013, the period from July 28, 2012 to September 30, 2012 and the period from July 1, 2012 to July 27, 2012.

	Three Months Ended September 30, 2013		Period from July 28 to September 30, 2012		Period from July 1 to July 27, 2012
	Successor		Successor		Predecessor
			(Dollars in thousands)
Revenues:
Net sales	$483,585	99.2%	$324,525	99.1%	$122,182	99.2%
Royalties and franchise fees	3,815	0.8	2,797	0.9	1,045	0.8

Total revenues	487,400	100.0	327,322	100.0	123,227	100.0
Expenses:
Cost of sales	322,683	66.2	247,508	75.6	77,576	63.0
Wholesale selling expenses	17,038	3.5	11,465	3.5	4,263	3.4
Retail operating expenses	90,403	18.5	62,454	19.1	19,452	15.8
Franchise expenses	3,368	0.7	2,585	0.8	798	0.6
General and administrative expenses	38,389	7.9	28,596	8.7	36,058	29.3
Art and development costs	4,782	1.0	3,390	1.1	1,350	1.1

Total expenses	476,663	97.8	355,998	108.8	139,497	113.2

Income (loss) from operations	10,737	2.2	(28,676)	(8.8)	(16,270)	(13.2)
Interest expense, net	32,455	6.7	26,572	8.1	5,165	4.2
Other expense, net	1,510	0.3	1,057	0.3	21,950	17.8

Loss before income taxes	(23,228)	(4.8)	(56,305)	(17.2)	(43,385)	(35.2)
Income tax benefit	(12,676)	(2.6)	(25,755)	(7.9)	(10,257)	(8.3)

Net loss	(10,552)	(2.2)	(30,550)	(9.3)	(33,128)	(26.9)
Less: net income attributable to noncontrolling interests	45	0.0	61	0.0	5	0.0

Net loss attributable to Party City Holdings Inc.	$(10,597)	(2.2%)	$(30,611)	(9.4)%	$(33,133)	(26.9)%

Revenues

Total revenues for the third quarter of 2013 were $487.4 million. The following table sets forth the Company’s total revenues for the three months ended September 30, 2013, the period from July 28, 2012 to September 30, 2012 and the period from July 1, 2012 to July 27, 2012.

	Three Months Ended September 30, 2013		Period from July 28 to September 30, 2012		Period from July 1 to July 27, 2012
	Successor		Successor		Predecessor
	Dollars in Thousands	Percentage of Total Revenues	Dollars in Thousands	Percentage of Total Revenues	Dollars in Thousands	Percentage of Total Revenues
Net Sales:
Wholesale	$379,629	77.9%	$262,215	80.1%	$75,534	61.3%
Eliminations	(194,701)	(40.0)%	(135,324)	(41.3)%	(27,070)	(22.0)%

Net wholesale	184,928	37.9%	126,891	38.8%	48,464	39.3%
Retail	298,657	61.3%	197,634	60.3%	73,718	59.9%

Total net sales	483,585	99.2%	324,525	99.1%	122,182	99.2%
Royalties and franchise fees	3,815	0.8%	2,797	0.9%	1,045	0.8%

Total revenues	$487,400	100.0%	$327,322	100.0%	$123,227	100.0%

Retail

Retail net sales for the third quarter of 2013 were $298.7 million. Net sales during the periods from July 28, 2012 to September 30, 2012 and July 1, 2012 to July 27, 2012 were $197.6 million and $73.7 million, respectively. The change in basis resulting from the Transaction did not impact the Company’s net sales. Net sales during the quarter were $27.3 million, or 10.1%, higher than 2012. The May 2013 acquisition of iParty Corp. (“iParty”) contributed $15.5 million to net sales. The retail net sales at our Party City stores totaled $248.5 million and were $9.0 million, or 3.8%, higher than the third quarter of 2012. Additionally, our domestic e-commerce sales totaled $23.8 million during the third quarter of 2013 and were $1.0 million, or 4.4%, higher than the corresponding quarter of 2012. Same-store sales for the Party City brand (including e-commerce sales and sales at acquired stores, to the extent that the stores were converted to the Party City format and included in the Company’s sales for the comparable period of the prior year) increased by 1.8% from the corresponding quarter of 2012 as a 3.6% increase in average transaction dollar size was partially offset by a 1.8% decrease in transaction count. Excluding the impact of e-commerce, same-store sales increased by 1.6% as a 3.5% increase in average transaction dollar size was partially offset by a 1.9% decrease in transaction count. Domestic e-commerce sales increased by 4.4% due to a 2.9% increase in transaction count and a 1.5% increase in average transaction dollar size. The overall increase in Party City store sales also reflects the operation of 17 additional stores during the third quarter of 2013 as 21 stores were opened and four stores were closed between September 2012 and September 2013. Net sales at our temporary Halloween City stores totaled $5.7 million and were $2.3 million lower than the third quarter of 2012 principally due to a decrease in temporary stores opened quarter over quarter. Sales at all other formats totaled $5.2 million and were $4.1 million higher than the corresponding quarter of 2012 due to other acquisitions during 2013.

Wholesale

Wholesale net sales during the three months ended September 30, 2013 were $184.9 million. Net sales during the periods from July 28, 2012 to September 30, 2012 and July 1, 2012 to July 27, 2012 were $126.9 million and $48.5 million, respectively. The change in basis resulting from the Transaction did not impact the Company’s net sales. Net sales during the third quarter of 2013 were $9.6 million, or 5.5%, higher than 2012. During the third quarter of 2013, net sales to domestic party goods retailers, including our franchisee network, and to domestic party goods distributors totaled $94.0 million and were $3.9 million, or 4.3%, higher than the corresponding quarter of 2012. Sales of Halloween and Christmas product, including the gift line, increased by approximately $4 million primarily due to higher sales of our Christy’s costume line and a shift in the timing of Christmas gift shipments from the fourth quarter of 2012 to the third quarter of 2013. Additionally, sales of non-Christmas gift product increased by approximately $1 million due to the same timing shift. These increases were partially offset by the elimination of an additional $2 million of intercompany sales as a result of the Company’s May 2013 acquisition of iParty. Net sales of metallic balloons to domestic customers totaled $19.3 million and were $2.6 million, or 15.8%, higher than 2012. The increase in sales to domestic distributors was driven by the introduction of new product formats in the quarter and changes in normal purchasing patterns as a result of the temporary helium shortage, which began in 2012. International net sales, including U.S. export sales, totaled $71.6 million and were $3.1 million, or 4.5%, higher than 2012. The favorable variance was due to increased sales of Christy’s costumes and garments and accessories. Foreign currency negatively impacted third quarter of 2013 sales by $0.5 million.

Intercompany sales to our retail affiliates were $194.7 million during the third quarter of 2013. Intercompany sales to our retail affiliates during the periods from July 28, 2012 to September 30, 2012 and July 1, 2012 to July 27, 2012 were $135.3 million and $27.1 million, respectively. Intercompany sales during the quarter were $32.3 million, or 19.9%, higher than the third quarter of 2012. The increase was primarily due to the Company’s acquisition of iParty during May 2013, as approximately $15 million of sales to iParty were included in intercompany sales, and additionally due to increased sales of Christy’s costumes to our retail affiliates. Intercompany sales represented 51.3% of total wholesale sales during the third quarter of 2013, compared to 51.6% during the period from July 28, 2012 to September 30, 2012 and 35.8% during the period from July 1, 2012 to July 27, 2012. The intercompany sales of our wholesale segment are eliminated against the intercompany purchases of our retail segment in the consolidated financial statements.

Royalties and franchise fees

Royalties and franchise fees for the third quarter of 2013, which were not affected by the basis change caused by the Transaction, totaled $3.8 million and were principally consistent with the third quarter of 2012.

Gross Profit

Our total gross profit on net sales during the third quarter of 2013 was 33.3%. The total gross profit on net sales during the periods from July 28, 2012 to September 30, 2012 and July 1, 2012 to July 27, 2012 were 23.7% and 36.5%, respectively. As a result of the Transaction, the Company applied the acquisition method of accounting and increased the value of its inventory by $89.8 million as of July 28, 2012. Such adjustment increased the Company’s cost of sales during the three month period ended September 30, 2013 and the period from July 28, 2012 to September 30, 2012 by $2.6 million and $27.8 million, respectively, as a portion of the related inventory was sold. Further, during the application of the acquisition method of accounting the Company increased the values of certain intangible assets and its property, plant and equipment. The impact of such adjustments on depreciation and amortization expense increased the Company’s cost of sales during the three month period ended September 30, 2013 and the period from July 28, 2012 to September 30, 2012 by $5.7 million and $6.2 million, respectively. The purchase accounting adjustments to cost of sales negatively impacted the Company’s gross profit percentage during the third quarter of 2013 and the period from July 28, 2012 to September 30, 2012 by 170 basis points and 1050 basis points, respectively.

The following table sets forth the Company’s gross profit for the three months ended September 30, 2013, the period from July 28, 2012 to September 30, 2012 and the period from July 1, 2012 to July 27, 2012.

	Three Months Ended September 30, 2013		Period from July 28 to September 30, 2012		Period from July 1 to July 27, 2012
	Successor		Successor		Predecessor
	Dollars in Thousands	Percentage of Net Sales	Dollars in Thousands	Percentage of Net Sales	Dollars in Thousands	Percentage of Net Sales
Wholesale	$57,596	31.1%	$32,288	25.4%	$17,554	36.2%
Retail	103,306	34.6	44,729	22.6	27,052	36.7

Total	$160,902	33.3%	$77,017	23.7%	$44,606	36.5%

The gross profit on net sales at wholesale during the three months ended September 30, 2013 was 31.1%. The gross profit on net sales at wholesale during the periods from July 28, 2012 to September 30, 2012 and July 1, 2012 to July 27, 2012 were 25.4% and 36.2%, respectively. The purchase accounting adjustments to cost of sales negatively impacted wholesale’s gross profit percentage during the third quarter of 2013 and during the period from July 28, 2012 to September 30, 2012 by 160 basis points and 740 basis points, respectively. The percentage during the third quarter of 2013 was also impacted by changes in product mix, including the introduction of additional value line tableware products. The gross profit on net sales at retail during the third quarter of 2013 was 34.6%. The gross profit on net sales at retail during the periods from July 28, 2012 to September 30, 2012 and July 1, 2012 to July 27, 2012 were 22.6% and 36.7%, respectively. The purchase accounting adjustments to cost of sales negatively impacted retail’s gross profit percentage during the third quarter of 2013 and during the period from July 28, 2012 to September 30, 2012 by 180 basis points and 1250 basis points, respectively. During the three months ended September 30, 2013, our wholesale operations’ share of shelf at our domestic Party City stores (excluding iParty stores) and our e-commerce operations (i.e., the percentage of total cost of sales which relates to product supplied by our wholesale operations) was 66.4%. Our Canadian retail share of shelf was 66.7%.

Operating expenses

Wholesale selling expenses were $17.0 million during the third quarter of 2013, $11.5 million during the period from July 28, 2012 to September 30, 2012 and $4.3 million during the period from July 1, 2012 to July 27, 2012. Wholesale selling expenses were 9.2% of net wholesale sales during the third quarter of 2013, 9.0% of net wholesale sales during the period from July 28, 2012 to September 30, 2012 and 8.8% of net wholesale sales during the period from July 1, 2012 to July 27, 2012. As a result of the application of the acquisition method of accounting, the Company increased the values of certain intangible assets and its property, plant and equipment. The impact of such adjustments on depreciation and amortization expense increased wholesale selling expenses during the third quarter of 2013 and the period from July 28, 2012 to September 30, 2012 by $2.1 million and $1.5 million, respectively. The adjustments increased wholesale selling expenses as a percentage of net wholesale sales by 110 basis points during both the third quarter of 2013 and the period from July 28, 2012 to September 30, 2012.

Retail operating expenses during the third quarter of 2013 were $90.4 million. Retail operating expenses during the periods from July 28, 2012 to September 30, 2012 and July 1, 2012 to July 27, 2012 were $62.5 million and $19.5 million, respectively. The change in basis resulting from the Transaction did not impact retail operating expenses. Retail operating expenses during the quarter were $8.5 million, or 10.4%, higher than the corresponding quarter of 2012. The increase was principally due to $6.9 million of retail operating costs related to iParty and other operations acquired during 2013. Additionally, during the quarter, the Company operated 17 more Party City stores than during the third quarter of 2012. Retail operating expenses were 30.3% of retail net sales during the three months ended September 30, 2013 and 30.2% of retail net sales during the third quarter of 2012.

Franchise expenses during the third quarter of 2013 were $3.4 million. Franchise expenses during the periods from July 28, 2012 to September 30, 2012 and July 1, 2012 to July 27, 2012 were $2.6 million and $0.8 million, respectively.

General and administrative expenses during the third quarter of 2013 were $38.4 million. General and administrative expenses during the periods from July 28, 2012 to September 30, 2012 and July 1, 2012 to July 27, 2012 were $28.6 million and $36.1 million, respectively. In conjunction with the Transaction, the Company recorded $8.4 million of transaction costs in general and administrative expenses during the period from July 1, 2012 to July 27, 2012. Additionally, the Transaction accelerated the vesting of certain of the Company’s stock options and, as a result, the Company recorded $2.1 million of expense in general and administrative expenses during the period. Further, due to the vesting of such stock options, the Company made payments in lieu of dividends to the holders of such options and during the period from July 1, 2012 to July 27, 2012 the Company recorded a $16.1 million charge in general and administrative expenses. General and administrative expenses were 7.9%, 8.7% and 29.3% of total revenues during the third quarter of 2013, the period from July 28, 2012 to September 30, 2012 and the period from July 1, 2012 to July 27, 2012, respectively. Costs related to the Transaction increased the percentage for the period from July 1, 2012 to July 27, 2012 by 2160 basis points.

Art and development costs totaled $4.8 million during the third quarter of 2013. Art and development costs totaled $3.4 million and $1.4 million during the periods from July 28, 2012 to September 30, 2012 and July 1, 2012 to July 27, 2012, respectively. Art and development costs as a percentage of total revenues were 1.0%, 1.0% and 1.1% during the third quarter of 2013, the period from July 28, 2012 to September 30, 2012 and the period from July 1, 2012 to July 27, 2012, respectively.

Interest expense, net

Interest expense, net, totaled $32.5 million during the third quarter of 2013. Interest expense, net, was $26.6 million during the period from July 28, 2012 to September 30, 2012 and $5.2 million during the period from July 1, 2012 to July 27, 2012. The Company’s interest expense subsequent to July 27, 2012 was higher than during predecessor periods due to debt incurred in conjunction with the Transaction. During February 2013, the Company amended its New Term Loan Credit Agreement and lowered the interest rate (see Note 13 to the condensed consolidated financial statements in Item 1.).

Other expense, net

Other expense, net, was $1.5 million during the three months ended September 30, 2013, $1.1 million during the period from July 28, 2012 to September 30, 2012 and $22.0 million during the period from July 1, 2012 to July 27, 2012. In conjunction with the Transaction, the Company recorded $19.7 million of transaction costs in other expense during the period from July 1, 2012 to July 27, 2012. Additionally, the period from July 1, 2012 to July 27, 2012 included $2.5 million in costs as a result of the termination of an initial public offering.

Income tax expense

The effective income tax rate for the third quarter of 2013 was 54.6%. The rate was impacted by the recording of a state deferred tax benefit related to the depreciation of property, plant and equipment. Additionally, the rate reflects an increase during the quarter in the Company’s estimated effective income tax rate for the year ending December 31, 2013 to 38.0%. The difference between the estimated consolidated effective income tax rate for the year ending December 31, 2013 and the U.S. federal statutory rate is primarily attributable to unrecognized foreign tax credits and state income taxes, partially offset by available domestic manufacturing deductions.

Nine Months Ended September 30, 2013 Compared To Period From July 28, 2012 to September 30, 2012 and Period From January 1, 2012 to July 27, 2012

The following tables set forth the Company’s operating results and operating results as a percentage of total revenues for the nine months ended September 30, 2013, the period from July 28, 2012 to September 30, 2012 and the period from January 1, 2012 to July 27, 2012.

	Nine Months Ended		Period from July 28		Period from January 1 to
	September 30, 2013		to September 30, 2012		July 27, 2012
	Successor		Successor		Predecessor
			(Dollars in thousands)
Revenues:
Net sales	$1,323,216	99.1%	$324,525	99.1%	$930,903	99.0%
Royalties and franchise fees	11,961	0.9	2,797	0.9	9,281	1.0

Total revenues	1,335,177	100.0	327,322	100.0	940,184	100.0
Expenses:
Cost of sales	877,258	65.7	247,508	75.6	574,048	61.1
Wholesale selling expenses	51,091	3.8	11,465	3.5	31,568	3.4
Retail operating expenses	245,252	18.4	62,454	19.1	166,047	17.7
Franchise expenses	9,872	0.7	2,585	0.8	6,579	0.6
General and administrative expenses	107,718	8.1	28,596	8.7	101,502	10.8
Art and development costs	14,480	1.1	3,390	1.1	10,824	1.1

Total expenses	1,305,671	97.8	355,998	108.8	890,568	94.7

Income (loss) from operations	29,506	2.2	(28,676)	(8.8)	49,616	5.3
Interest expense, net	98,129	7.3	26,572	8.1	41,970	4.5
Other expense, net	15,991	1.2	1,057	0.3	22,245	2.4

Loss before income taxes	(84,614)	(6.3)	(56,305)	(17.2)	(14,599)	(1.6)
Income tax (benefit) expense	(34,437)	(2.5)	(25,755)	(7.9)	403	0.0

Net loss	(50,177)	(3.8)	(30,550)	(9.3)	(15,002)	(1.6)
Less: net income attributable to noncontrolling interests	224	0.0	61	0.0	96	0.0

Net loss attributable to Party City Holdings Inc.	$(50,401)	(3.8%)	$(30,611)	(9.4)%	$(15,098)	(1.6)%

Revenues

Total revenues for the nine months ended September 30, 2013 were $1,335.2 million. The following table sets forth the Company’s total revenues for the nine months ended September 30, 2013, the period from July 28, 2012 to September 30, 2012 and the period from January 1, 2012 to July 27, 2012.

	Nine Months Ended		Period from July 28		Period from January 1 to
	September 30, 2013		to September 30, 2012		July 27, 2012
	Successor		Successor		Predecessor
	Dollars in Thousands	Percentage of Total Revenues	Dollars in Thousands	Percentage of Total Revenues	Dollars in Thousands	Percentage of Total Revenues
Net Sales:
Wholesale	$808,834	60.6%	$262,215	80.1%	$512,473	54.5%
Eliminations	(364,966)	(27.4)%	(135,324)	(41.3)%	(194,659)	(20.7)%

Net wholesale	443,868	33.2%	126,891	38.8%	317,814	33.8%
Retail	879,348	65.9%	197,634	60.3%	613,089	65.2%

Total net sales	1,323,216	99.1%	324,525	99.1%	930,903	99.0%
Royalties and franchise fees	11,961	0.9%	2,797	0.9%	9,281	1.0%

Total revenues	$1,335,177	100.0%	$327,322	100.0%	$940,184	100.0%

Retail

Retail net sales for the first nine months of 2013 were $879.3 million. Net sales during the periods from July 28, 2012 to September 30, 2012 and January 1, 2012 to July 27, 2012 were $197.6 million and $613.1 million, respectively. The change in basis resulting from the Transaction did not impact the Company’s net sales. Net sales during the nine months ended September 30, 2013 were $68.6 million, or 8.5%, higher than the corresponding period of 2012. The retail net sales at our Party City stores totaled $769.0 million and were $33.8 million, or 4.6%, higher than the corresponding period of 2012. Additionally, our domestic e-commerce sales totaled $65.1 million during the nine months ended September 30, 2013 and were $3.1 million, or 4.9%, higher than the corresponding period of 2012. Net sales during the first nine months of 2013 were positively impacted by approximately $8 million as a result of the timing of New Year’s Eve, as the 2012 fiscal year for the Company’s retail operations ended on December 29, 2012 (as opposed to on December 31st during 2011). Same-store sales for the Party City brand (including e-commerce sales and sales at acquired stores, to the extent that the stores were converted to the Party City format and included in the Company’s sales for the comparable period of the prior year) increased by 1.9% from the corresponding nine months of 2012 as a 3.2% increase in average transaction dollar size was partially offset by a 1.3% decrease in transaction count. Excluding the impact of e-commerce, same-store sales increased by 1.6% as a 3.0% increase in average transaction dollar size was partially offset by a 1.4% decrease in transaction count. Domestic e-commerce sales increased by 4.9% due to a 4.3% increase in transaction count and a 0.6% increase in average transaction dollar size. The timing of New Year’s Eve positively impacted same-store sales for the Party City brand by 1.0%. The overall increase in Party City store sales also reflects the operation of 17 additional stores during the first nine months of 2013 as 21 stores were opened and four stores were closed between September 2012 and September 2013. The May 2013 acquisition of iParty Corp. (“iParty”) contributed $27.8 million to net sales. Net sales at our temporary Halloween City stores totaled $5.7 million and were $2.3 million lower than 2012 principally due to a decrease in temporary stores opened period over period. Sales at all other formats totaled $11.7 million and were $6.2 million higher than the corresponding period of 2012 due to other acquisitions during the first nine months of 2013.

Wholesale

Net sales during the nine months ended September 30, 2013 were $443.9 million. Net sales during the periods from July 28, 2012 to September 30, 2012 and January 1, 2012 to July 27, 2012 were $126.9 million and $317.8 million, respectively. The change in basis resulting from the Transaction did not impact the Company’s net sales. Net sales during the nine months ended September 30, 2013 were $0.8 million, or 0.2%, lower than during the first nine months of 2012. During the first nine months of 2013, net sales to domestic party goods retailers, including our franchisee network, and to domestic party goods distributors totaled $223.9 million and were $2.8 million, or 1.3%, higher than the corresponding period of 2012. Sales of Halloween and Christmas product, including the gift line, increased by approximately $6 million primarily due to higher sales of our Christy’s costume line and a shift in the timing of Christmas gift shipments from the fourth quarter of 2012 to the third quarter of 2013. Additionally, sales of non-Christmas gift product increased by approximately $2 million principally due to the same timing shift. These increases were partially offset by the elimination of an additional $3 million of intercompany sales as a result of the Company’s May 2013 acquisition of iParty. Additionally, sales of solid colored tableware and juvenile birthday product each decreased by approximately $1 million from 2012. In the case of juvenile birthday product, 2012 benefitted from the initial load-in of product related to new licenses and new products for existing licenses. Net sales of metallic balloons to domestic customers totaled $58.2 million and were $4.4 million, or 7.0%, lower than 2012 as 2013 sales were impacted by the temporary helium shortage and certain customers shifted purchases from the first quarter of 2013 to the fourth quarter of 2012. International net sales, including U.S. export sales, totaled $161.8 million and were $0.8 million, or 0.5%, higher than 2012 despite foreign currency negatively impacting 2013 sales by $1.3 million. Sales of Christy’s garments and accessories and Christy’s costumes increased by approximately $6 million and $5 million, respectively. These favorable variances were substantially offset by lower U.K. sales; primarily due to 2012 benefitting from the Queen’s Jubilee and the London Olympics.

Intercompany sales to our retail affiliates were $365.0 million during the first nine months of 2013. Intercompany sales to our retail affiliates during the periods from July 28, 2012 to September 30, 2012 and January 1, 2012 to July 27, 2012 were $135.3 million and $194.7 million, respectively. Intercompany sales during the nine month period were $35.0 million, or 10.6%, higher than the corresponding period of 2012. The increase was primarily due to the Company’s acquisition of iParty during May 2013, as approximately $18 million of sales to iParty were included in intercompany sales, and additionally due to increased sales of Christy’s costumes to our retail affiliates. Intercompany sales represented 45.1% of total wholesale sales during the first nine months of 2013, compared to 51.6% during the period from July 28, 2012 to September 30, 2012 and 38.0% during the period from January 1, 2012 to July 27, 2012. The intercompany sales of our wholesale segment are eliminated against the intercompany purchases of our retail segment in the consolidated financial statements.

Royalties and franchise fees

Royalties and franchise fees for the nine months ended September 30, 2013, which were not affected by the basis change caused by the Transaction, totaled $12.0 million and were principally consistent with the corresponding period of 2012.

Gross Profit

Our total gross profit on net sales during the nine months ended September 30, 2013 was 33.7%. The total gross profit on net sales during the periods from July 28, 2012 to September 30, 2012 and January 1, 2012 to July 27, 2012 were 23.7% and 38.3%, respectively. As a result of the Transaction, the Company applied the acquisition method of accounting and increased the value of its inventory by $89.8 million as of July 28, 2012. Such adjustment increased the Company’s cost of sales during the nine month period ended September 30, 2013 and the period from July 28, 2012 to September 30, 2012 by $22.0 million and $27.8 million, respectively, as a portion of the related inventory was sold. Further, during the application of the acquisition method of accounting the Company increased the values of certain intangible assets and its property, plant and equipment. The impact of such adjustments on depreciation and amortization expense increased the Company’s cost of sales during the nine month period ended September 30, 2013 and the period from July 28, 2012 to September 30, 2012 by $21.2 million and $6.2 million, respectively. The purchase accounting adjustments to cost of sales negatively impacted the Company’s gross profit percentage during the first nine months of 2013 and the period from July 28, 2012 to September 30, 2012 by 330 basis points and 1050 basis points, respectively.

The following table sets forth the Company’s gross profit for the nine months ended September 30, 2013, the period from July 28, 2012 to September 30, 2012 and the period from January 1, 2012 to July 27, 2012.

	Nine Months Ended September 30, 2013		Period from July 28 to September 30, 2012		Period from January 1 to July 27, 2012
	Successor		Successor		Predecessor
	Dollars in Thousands	Percentage of Net Sales	Dollars in Thousands	Percentage of Net Sales	Dollars in Thousands	Percentage of Net Sales
Wholesale	$132,083	29.8%	$32,288	25.4%	$112,205	35.3%
Retail	313,875	35.7	44,729	22.6	244,650	39.9

Total	$445,958	33.7%	$77,017	23.7%	$356,855	38.3%

The gross profit on net sales at wholesale during the nine months ended September 30, 2013 was 29.8%. The gross profit on net sales at wholesale during the periods from July 28, 2012 to September 30, 2012 and January 1, 2012 to July 27, 2012 were 25.4% and 35.3%, respectively. The purchase accounting adjustments to cost of sales negatively impacted wholesale’s gross profit percentage during the first nine months of 2013 and during the period from July 28, 2012 to September 30, 2012 by 270 basis points and 740 basis points, respectively. The percentage during the first nine months of 2013 was also impacted by changes in product mix, including greater licensed product sales and the introduction of additional value line tableware products. The gross profit on net sales at retail during the first nine months of 2013 was 35.7%. The gross profit on net sales at retail during the periods from July 28, 2012 to September 30, 2012 and January 1, 2012 to July 27, 2012 were 22.6% and 39.9%, respectively. The purchase accounting adjustments to cost of sales negatively impacted retail’s gross profit percentage during the first nine months of 2013 and during the period from July 28, 2012 to September 30, 2012 by 350 basis points and 1250 basis points, respectively. During the nine months ended September 30, 2013, our wholesale operations’ share of shelf at our domestic Party City stores (excluding iParty stores) and our e-commerce operations (i.e., the percentage of total cost of sales which relates to product supplied by our wholesale operations) was 67.1%. Our Canadian retail share of shelf was 68.0%.

Operating expenses

Wholesale selling expenses were $51.1 million during the first nine months of 2013, $11.5 million during the period from July 28, 2012 to September 30, 2012 and $31.6 million during the period from January 1, 2012 to July 27, 2012. As a result of the application of the acquisition method of accounting, the Company increased the values of certain intangible assets and its property, plant and equipment. The impact of such adjustments on depreciation and amortization expense increased wholesale selling expenses during the nine months ended September 30, 2013 and the period from July 28, 2012 to September 30, 2012 by $6.5 million and $1.5 million, respectively. Additionally, to a lesser extent, the first nine months of 2013 were impacted by the reclassification of certain costs from general and administrative expenses. Wholesale selling expenses were 11.5% of net wholesale sales during the first nine months of 2013, 9.0% of net wholesale sales during the period from July 28, 2012 to September 30, 2012 and 9.9% of net wholesale sales during the period from January 1, 2012 to July 27, 2012. The percentage during the period from July 28, 2012 to September 30, 2012 was lower than during the two other periods principally due to the impact of higher Halloween-related sales levels on fixed selling expenses. The depreciation and amortization adjustments increased wholesale selling expenses as a percentage of net wholesale sales by 140 basis points and 110 basis points, respectively, during the first nine months of 2013 and the period from July 28, 2012 to September 30, 2012.

Retail operating expenses during the first nine months of 2013 were $245.3 million. Retail operating expenses during the periods from July 28, 2012 to September 30, 2012 and January 1, 2012 to July 27, 2012 were $62.5 million and $166.0 million, respectively. The change in basis resulting from the Transaction did not impact retail operating expenses. Retail operating expenses during the period were $16.8 million, or 7.3%, higher than the corresponding period of 2012. The increase was principally due to $11.2 million of retail operating costs related to iParty and other operations acquired during 2013. Additionally, during the period, the Company operated 17 more Party City stores than during the corresponding period of 2012. Retail operating expenses were 27.9% of retail net sales during the nine months ended September 30, 2013 and 28.2% of retail net sales during the corresponding period of 2012.

Franchise expenses during the first nine months of 2013 were $9.9 million. Franchise expenses during the periods from July 28, 2012 to September 30, 2012 and January 1, 2012 to July 27, 2012 were $2.6 million and $6.6 million, respectively. Franchise expenses increased subsequent to July 27, 2012 due to increased amortization expense caused by the application of the acquisition method of accounting.

General and administrative expenses during the nine months ended September 30, 2013 were $107.7 million. General and administrative expenses during the periods from July 28, 2012 to September 30, 2012 and January 1, 2012 to July 27, 2012 were $28.6 million and $101.5 million, respectively. In conjunction with the Transaction, the Company recorded $8.4 million of transaction costs in general and administrative expenses during the period from January 1, 2012 to July 27, 2012. Additionally, the Transaction accelerated the vesting of certain of the Company’s stock options and, as a result, the Company recorded $2.1 million of expense in general and administrative expenses during the period. Further, due to the vesting of such stock options, the Company made payments in lieu of dividends to the holders of such options and during the period from January 1, 2012 to July 27, 2012 the Company recorded a $16.1 million charge in general and administrative expenses. General and administrative expenses were 8.1%, 8.7% and 10.8% of total revenues during the first nine months of 2013, the period from July 28, 2012 to September 30, 2012 and the period from January 1, 2012 to July 27, 2012, respectively. Costs related to the Transaction increased the percentage for the period from January 1, 2012 to July 27, 2012 by 280 basis points.

Art and development costs totaled $14.5 million during the first nine months of 2013. Art and development costs totaled $3.4 million and $10.8 million during the periods from July 28, 2012 to September 30, 2012 and January 1, 2012 to July 27, 2012, respectively. Art and development costs as a percentage of total revenues were 1.1%, 1.0% and 1.2% during the nine months ended September 30, 2013, the period from July 28, 2012 to September 30, 2012 and the period from January 1, 2012 to July 27, 2012, respectively.

Interest expense, net

Interest expense, net, totaled $98.1 million during the nine months ended September 30, 2013. Interest expense, net, was $26.6 million during the period from July 28, 2012 to September 30, 2012 and $42.0 million during the period from January 1, 2012 to July 27, 2012. The Company’s interest expense subsequent to July 27, 2012 was higher than during predecessor periods due to debt incurred in conjunction with the Transaction. During February 2013, the Company amended its New Term Loan Credit Agreement and lowered the interest rate (see Note 13 to the condensed consolidated financial statements in Item 1.).

Other expense, net

Other expense, net, was $16.0 million during the nine months ended September 30, 2013, $1.1 million during the period from July 28, 2012 to September 30, 2012 and $22.2 million during the period from January 1, 2012 to July 27, 2012.

During February 2013, the Company amended its New Term Loan Credit Agreement (see Note 13 to the condensed consolidated financial statements in Item 1.). In conjunction with the refinancing, the Company wrote-off $5.9 million of costs that had been capitalized during the initial issuance of the debt. Additionally, the Company wrote-off $2.3 million of the net original issuance discount that existed as of the time of the amendment. Also in conjunction with the refinancing, the Company expensed $2.5 million of a call premium and $1.6 million of banker and legal fees. The nine months ended September 30, 2013 also included corporate development costs related to the acquisitions of iParty and other operations.

In conjunction with the Transaction, the Company recorded $19.7 million of transaction costs in other expense during the period from January 1, 2012 to July 27, 2012. Additionally, the period from January 1, 2012 to July 27, 2012 included $2.5 million in costs as a result of the termination of an initial public offering.

Income tax expense

The effective income tax rate for the first nine months of 2013 was 40.7%. The rate was impacted by the recording of a state deferred tax benefit related to the depreciation of property, plant and equipment.

Adjusted EBITDA

We present Adjusted EBITDA as a supplemental measure of our performance. We define EBITDA as net income (loss) before interest expense, income taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA, as further adjusted to eliminate the impact of certain items that we do not consider indicative of our ongoing operating performance. These further adjustments are itemized below. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. We present Adjusted EBITDA because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we use Adjusted EBITDA: (i) as a factor in determining incentive compensation, (ii) to evaluate the effectiveness of our business strategies and (iii) because the credit facility agreements use Adjusted EBITDA to measure compliance with certain covenants.

Adjusted EBITDA has limitations as an analytical tool. Some of these limitations are:

• Adjusted EBITDA does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

• Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

• Adjusted EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our indebtedness;

• although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements;

• non-cash compensation is and will remain a key element of our overall long-term incentive compensation package, although we exclude it as an expense when evaluating our ongoing operating performance for a particular period;

• Adjusted EBITDA does not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of our ongoing operations; and

• other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

Because of these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with U.S. generally accepted accounting principles (“GAAP”). We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only supplementally. The reconciliation from net loss to EBITDA and Adjusted EBITDA for the periods presented is as follows:

	Three Months Ended September 30, 2013	Period from July 28, 2012 to September 30, 2012	Period from July 1, 2012 to July 27, 2012	Nine Months Ended September 30, 2013	Period from July 28, 2012 to September 30, 2012	Period from January 1, 2012 to July 27, 2012
(Dollars in thousands)	(Successor)	(Successor)	(Predecessor)	(Successor)	(Successor)	(Predecessor)
Net loss	$(10,552)	$(30,550)	$(33,128)	$(50,177)	$(30,550)	$(15,002)
Interest expense, net	32,455	26,572	5,165	98,129	26,572	41,970
Income taxes	(12,676)	(25,755)	(10,257)	(34,437)	(25,755)	403
Depreciation and amortization	22,604	20,327	3,960	70,960	20,327	33,915

EBITDA	31,831	(9,406)	(34,260)	84,475	(9,406)	61,286
Non-cash purchase accounting(a)	2,616	27,805	—	21,979	27,805	—
Management fee	750	541	89	2,250	541	713
Restructuring and severance	843	350	—	2,840	350	355
Refinancing charges (b)	—	—	—	12,295	—	—
Deferred rent	3,739	1,434	297	11,706	1,434	3,344
Estimated business interruption proceeds	—	—	—	1,000	—	—
Equity based compensation	387	—	2,150	1,741	—	3,375
Payment in lieu of dividend (c)	—	—	16,171	—	—	16,533
Transaction costs (d)	—	—	28,582	—	—	28,582
Corporate development expenses	1,491	239	2,198	4,606	239	2,395
Other	2,132	843	99	3,014	843	399

Adjusted EBITDA	$43,789	$21,806	$15,326	$145,906	$21,806	$116,982

(a)	As a result of the Transaction (see Note 2 to the condensed consolidated financial statements in Item 1.), the Company applied the acquisition method of accounting and increased the value of its inventory by $89,754 as of July 28, 2012. Such adjustment increased the Company’s cost of sales during the three months ended September 30, 2013, the period from July 28, 2012 to September 30, 2012 and the nine months ended September 30, 2013 by $2,616, $27,805 and $21,979, respectively, as a portion of the related inventory was sold.
(b)	During February 2013, the Company amended the New Term Loan Credit Agreement and recorded expense in its Condensed Consolidated Statement of Operations and Comprehensive Loss. See Note 13 to the condensed consolidated financial statements in Item 1.
(c)	In December 2010, the Company’s Board of Directors declared a one-time cash dividend of $9,400 per share of outstanding common stock. In addition, the Board of Directors declared that holders of unvested options at the declaration date would receive a distribution of $9,400 per share when the options vested. At the time of the Transaction certain outstanding stock options became fully vested and the Company made distributions. Further, prior to the Transaction, during 2012 certain outstanding stock options became fully vested and the Company made distributions. The Company recorded charges equal to such amounts in general and administrative expenses during 2012. See Note 5 to the Company’s consolidated December 31, 2012 financial statements for further detail.
(d)	In conjunction with the Transaction (see Note 2 to the condensed consolidated financial statements in Item 1.), the Company incurred certain costs. See Note 5 to the Company’s consolidated December 31, 2012 financial statements for further detail.

Liquidity

We expect that cash generated from operating activities and availability under our credit agreements will be our principal sources of liquidity. Based on our current level of operations, we believe these sources will be adequate to meet our liquidity needs for at least the next twelve months. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the $400 million ABL Facility in amounts sufficient to enable us to repay our indebtedness or to fund our other liquidity needs.

Cash Flow

Net cash used in operating activities totaled $74.1 million during the nine months ended September 30, 2013. Net cash used in operating activities totaled $174.6 million and $18.1 million during the periods from July 28, 2012 to September 30, 2012 and January 1, 2012 to July 27, 2012, respectively. Net cash flows provided by operating activities before changes in operating assets and liabilities were $38.0 million during the first nine months of 2013. Net cash flows (used in) provided by operating activities before changes in operating assets and liabilities were ($13.0) million and $32.5 million during the periods from July 28, 2012 to September 30, 2012 and January 1, 2012 to July 27, 2012, respectively. Changes in operating assets and liabilities during the first nine months of 2013 resulted in the use of cash of $112.1 million. Changes in operating assets and liabilities during the period from July 28, 2012 to September 30, 2012 and the period from January 1, 2012 to July 27, 2012 resulted in uses of cash in the amounts of $161.6 million and $50.6 million, respectively. The operating assets and liabilities cash outflow during the period from July 28, 2012 to September 30, 2012 principally related to stock option payments, payments in lieu of dividends and other Transaction-related payments (see Note 5 to the Company’s December 31, 2012 consolidated financial statements for further discussion). The operating assets and liabilities cash outflow during the first nine months of 2013 primarily related to the timing of income tax payments, the pay down of Halloween and other fourth quarter 2012 seasonal trade accounts payable, and increased receivables due to third quarter 2013 Halloween-related sales to franchisees and other party goods retailers and distributors.

Net cash used in investing activities totaled $90.6 million during the nine months ended September 30, 2013, as compared to $1,570.5 million during the period from July 28, 2012 to September 30, 2012 and $31.8 million during the period from January 1, 2012 to July 27, 2012. Investing activities during the nine months ended September 30, 2013 included $48.6 million paid in connection with certain acquisitions, including the acquisition of iParty (see Note 3 to the condensed consolidated financial statements in Item 1.). Investing activities during the period from July 28, 2012 to September 30, 2012 included $1,562.2 million paid to the Company’s former owners in conjunction with the Transaction (see Note 5 to the Company’s December 31, 2012 consolidated financial statements for further discussion). Capital expenditures during the nine months ended September 30, 2013 were $42.1 million. Retail capital expenditures totaled $30.7 million during the nine months ended September 30, 2013 and principally related to store conversions and new stores. Wholesale capital expenditures totaled $11.4 million and primarily related to printing plates/dies, machinery/equipment for the Company’s manufacturing operations and information technology expenditures.

Net cash provided by financing activities was $162.7 million during the nine months ended September 30, 2013, as compared to $1,753.1 million provided by financing activities during the period from July 28, 2012 to September 30, 2012 and $33.3 million provided by financing activities during the period from January 1, 2012 to July 27, 2012. Borrowings during the nine months ended September 30, 2013 were principally used to make interest payments on the debt which was incurred in conjunction with the Transaction, finance acquisitions (see Note 3 to the condensed consolidated financial statements in Item 1.), make income tax payments, pay down Halloween and other fourth quarter seasonal trade accounts payable, and refinance the New Term Loan Credit Agreement (see Note 13 to the condensed consolidated financial statements in Item 1.). The cash inflow during the period from July 28, 2012 to September 30, 2012 related to the Transaction (see Note 5 to the Company’s December 31, 2012 consolidated financial statements for further discussion).

At September 30, 2013, we had $167.3 million of excess availability under the New ABL Facility.

Legal Proceedings

The Company is a party to certain claims and litigation in the ordinary course of business. The Company does not believe any of these proceedings will result, individually or in the aggregate, in a material adverse effect on its financial condition or future results of operations.

Seasonality

Retail Operations

Our retail operations are subject to significant seasonal variations. Historically, this segment has realized a significant portion of its revenues, cash flow and net income in the fourth quarter of the year, principally due to our Halloween sales in October and, to a lesser extent, our year-end holiday sales. We believe this general pattern will continue in the future.

Wholesale Operations

Despite a concentration of holidays in the fourth quarter of the year, as a result of our expansive product lines, customer base and increased promotional activities, the impact of seasonality on the quarterly results of our wholesale operations has been limited. However, due to Halloween and Christmas, the inventory balances of our wholesale operations are slightly higher during the third quarter than during the remainder of the year. Additionally, the promotional activities of our wholesale business, including special dating terms, particularly with respect to Halloween products sold to retailers and other distributors, result in slightly higher accounts receivable balances during the third quarter.

Cautionary Note Regarding Forward-Looking Statements

From time to time, including in this filing and, in particular, the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we make “forward-looking statements” within the meaning of federal and state securities laws. Disclosures that use words such as the company “believes,” “anticipates,” “expects,” “estimates,” “intends,” “will,” “may” or “plans” and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect our current expectations and are based upon data available to us at the time the statements were made. An example of a forward-looking statement is our belief that our cash generated from operating activities and availability under our credit facilities will be adequate to meet our liquidity needs for at least the next 12 months. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from expectations. These risks, as well as other risks and uncertainties, are detailed in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our SEC filings. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. All forward-looking statements are qualified by these cautionary statements and are made only as of the date of this filing. Any such forward-looking statements, whether made in this filing or elsewhere, should be considered in context with the various disclosures made by us about our business. The following risks related to our business, among others, could cause actual results to differ materially from those described in the forward-looking statements:

•	our ability to compete effectively in a competitive industry;

•	fluctuations in commodity prices;

•	our ability to appropriately respond to changing merchandise trends and consumer preferences;

•	successful implementation of our store growth strategy;

•	decreases in our Halloween sales;

•	disruption to the transportation system or increases in transportation costs;

•	product recalls or product liability;

•	economic slowdown affecting consumer spending and general economic conditions;

•	loss or actions of third party vendors and loss of the right to use licensed material;

•	disruptions at our manufacturing facilities;

•	failure by suppliers or third-party manufacturers to follow acceptable labor practices or to comply with other applicable laws and guidelines;

•	our international operations subjecting us to additional risks;

•	potential litigation and claims;

•	lack of available additional capital;

•	our inability to retain or hire key personnel;

•	risks associated with leasing substantial amounts of space;

•	failure of existing franchisees to conduct their business in accordance with agreed upon standards;

•	adequacy of our information systems, order fulfillment and distribution facilities;

•	our ability to adequately maintain the security of our electronic and other confidential information;

•	our inability to successfully identify and integrate acquisitions;

•	adequacy of our intellectual property rights;

•	adequacy of helium supplies;

•	risks related to our substantial indebtedness; and

•	the other factors set forth under “Risk Factors” in the Company’s filings.

We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this filing to conform these statements to actual results or to changes in our expectations.

You should read this filing with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a result of our variable rate indebtedness, our earnings are affected by changes in interest rates. From time to time we have utilized interest rate swap agreements to manage the risk associated with such changes. As discussed in Note 2 to the condensed consolidated financial statements in Item 1., on July 27, 2012 all amounts outstanding under the $675 million Term Loan Agreement were repaid and the Company entered into the New Term Loan Credit Agreement. Assuming that the Transaction had occurred on January 1, 2012, if market interest rates for our variable rate indebtedness averaged 2% more than the interest rate incurred during the three months ended September 30, 2013 and 2012, the interest expense amounts disclosed in “Results of Operations” in Item 2. would have increased by $6.6 million and $6.5 million, respectively. The income (loss) before income taxes for the three months ended September 30, 2013 and 2012 would also have been impacted by the same amounts. Assuming that the Transaction had occurred on January 1, 2012, if market interest rates for our variable rate indebtedness averaged 2% more than the interest rate incurred during the nine months ended September 30, 2013 and 2012, the interest expense amounts disclosed in “Results of Operations” in Item 2. would have increased by $19.0 million and $19.3 million, respectively. The income (loss) before income taxes for the nine months ended September 30, 2013 and 2012 would also have been impacted by the same amounts. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowings and considering any interest rate swap agreements. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management could potentially take action to mitigate our exposure to the change. However, due to the uncertainty of the specific actions that we would take and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

As a result of the sale of our products in foreign markets, our earnings are also affected by fluctuations in the value of the U.S. dollar when compared to the values of foreign currencies. Although we periodically enter into foreign currency forward contracts to hedge against the earnings effects of such fluctuations, we (1) may not be able to achieve hedge effectiveness to qualify for hedge-accounting treatment and, therefore, would record any gain or loss on the mark-to-market of the contracts in other expense (income) and (2) may not be able to hedge such risks completely or permanently. A uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which our foreign sales are denominated would have decreased income from operations, as disclosed in “Results of Operations” in Item 2., by $3.4 million for the three months ended September 30, 2013, by $2.3 million for the period from July 28, 2012 to September 30, 2012 and $1.0 million for the period from July 1, 2012 to July 27, 2012, respectively. The income (loss) before income taxes for the periods would have also been impacted by the same amounts. A uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which our foreign sales are denominated would have decreased income from operations, as disclosed in “Results of Operations” in Item 2., by $8.9 million for the nine month periods ended September 30, 2013, by $2.3 million for the period from July 28, 2012 to September 30, 2012 and $6.6 million for the period from January 1, 2012 to July 27, 2012, respectively. The income (loss) before income taxes for the periods would have also been impacted by the same amounts. In addition to the direct effects of changes in exchange rates, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not consider a potential change in sales levels or local currency prices.

Item 4. Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013 pursuant to Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is: (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive and Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012; (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three month period ended September 30, 2013, the period from July 28, 2012 to September 30, 2012 and the period from July 1, 2012 to July 27, 2012; (iii) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the nine month period ended September 30, 2013, the period from July 28, 2012 to September 30, 2012 and the period from January 1, 2012 to July 27, 2012; (iv) the Condensed Consolidated Statement of Stockholders’ Equity for the nine month period ended September 30, 2013 and (v) the Condensed Consolidated Statements of Cash Flows for the nine month period ended September 30, 2013, the period from July 28, 2012 to September 30, 2012 and the period from January 1, 2012 to July 27, 2012; and (vi) the Notes to the Condensed Consolidated Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARTY CITY HOLDINGS INC.

	By:	/s/ Michael A. Correale
Michael A. Correale
Chief Financial Officer
(on behalf of the registrant and as principal
Date: November 14, 2013		financial and accounting officer)