Form 10-K
period 2013-12-31
Party City Holdings Inc.
filed 2014-03-31
CIK 1340554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

Commission file number 333-173690

Party City Holdings Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-1033029
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
80 Grasslands Road, Elmsford, NY	10523
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (914) 345-2020

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by a check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 31, 2014, 100.00 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PARTY CITY HOLDINGS INC.

FORM 10-K

December  31, 2013

References throughout this document to the “Company” include Party City Holdings Inc. and its wholly owned subsidiaries. In this document the words “we,” “our,” “ours” and “us” refer only to the Company and its wholly owned subsidiaries and not to any other person.

You may read and copy any materials we file with the Securities and Exchange Commission (“SEC”) at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports and other information regarding issuers that file electronically with the SEC, including us, at http://www.sec.gov.

PART I

Item 1.	Business

Party City Holdings Inc. (the “Company” or “PCHI”) designs, manufactures, contracts for manufacture and distributes party goods, including paper and plastic tableware, metallic and latex balloons, accessories, novelties, gifts, stationery and Halloween costumes throughout the world. In addition, the Company operates specialty retail party supply stores in the United States and Canada, principally under the names Party City and Halloween City, and the Company operates e-commerce websites, principally through the domain name PartyCity.com. The Company also franchises both individual stores and franchise areas throughout the United States and Puerto Rico, principally under the name Party City.

PCHI is a wholly-owned subsidiary of PC Intermediate Holdings, Inc. (“PC Intermediate”), which is a wholly-owned subsidiary of PC Nextco Holdings, LLC (“PC Nextco”). PC Nextco is a wholly-owned subsidiary of Party City Holdco Inc. (“Party City Holdco”). Party City Holdco was formally known as PC Topco Holdings, Inc. (“PC Topco”). PC Intermediate, PC Nextco, and Party City Holdco have no assets or operations other than their investments in, and income (loss) from, PCHI and its operating subsidiaries.

On July 27, 2012, PC Merger Sub, Inc. (“Merger Sub”), a wholly-owned subsidiary of PC Intermediate, which is an indirect wholly-owned subsidiary of Party City Holdco, merged into the Company, with the Company being the surviving entity (“the Transaction”). At such time 100% of Party City Holdco, which was formed in order to effect the Transaction, was owned by a collaborative group consisting of funds affiliated with Thomas H. Lee Partners, L.P. (“THL”), 70% ownership, funds affiliated with Advent International Corporation (“Advent”), 24% ownership, and other minority investors, including management, 6% ownership. Prior to the Transaction, the Company was owned by Berkshire Partners LLC, Weston Presidio Capital, Advent, and other minority investors, including management. THL did not own any portion of the Company prior to the Transaction. See Note 5 of the consolidated financial statements for further discussion.

As a result of the Transaction, the financial information for the period after July 27, 2012 represents the financial information of the “Successor” company. Prior to, and including, July 27, 2012, the consolidated financial statements include the accounts of the “Predecessor” company. Due to the change in the basis of accounting resulting from the application of the acquisition method of accounting and push-down accounting, the Predecessor’s consolidated financial statements and the Successor’s consolidated financial statements are not necessarily comparable.

Our Company

We are the leading party goods retailer by revenue in North America and, we believe, the largest vertically integrated supplier of decorated party goods globally, by revenue, with multiple levers to drive future growth across channels, products and geographies. With approximately 880 locations, we have the only coast-to-coast network of party superstores in the U.S. and Canada that make it easy and fun to enhance special occasions with a differentiated shopping experience and an unrivaled assortment of innovative and exciting merchandise offered at a compelling value. Through a series of acquisitions between 2005 and 2010, we built a powerful retail operation that captures the full manufacturing-to-retail margin on a significant portion of the products sold in our stores. We believe we are the largest global designer, manufacturer and distributor of decorated party supplies, by revenue, with products found in over 40,000 retail outlets worldwide, including our own stores as well as independent party supply stores, mass merchants, grocery retailers, dollar stores and others. Our category-defining retail concept, multi-channel reach, widely recognized brands, broad and deep product offering, and low-cost global sourcing model are, we believe, significant competitive advantages. We believe these characteristics position us for continued organic and acquisition-led growth and margin expansion.

Founded in 1947, we started as an importer and wholesaler and grew to offer a broad selection of decorated party supplies including paper and plastic tableware, metallic and latex balloons, novelties, costumes and other garments, stationery and gifts for everyday, themed and seasonal events. Our products are available in over 100 countries with the U.K., France, Germany and Australia among the largest end markets for us outside North America. We believe that through our extensive assortment, as well as our industry-leading innovation, customer service levels and compelling value proposition, we will continue to win with our customers.

The 2005 combination of Amscan Holdings, Inc. (“Amscan”), which focused on the wholesale market, and Party City Corporation (“Party City”), which focused on the retail market, represented an important step in our evolution. Since then, we have established the largest multi-channel party supply business in North America, by revenue, with approximately 880 party superstores (inclusive of approximately 215 franchised stores) in the United States and Canada, principally under the Party City banner, and PartyCity.com, our primary e-commerce site. Underscored by our slogan “Nobody Has More Party for Less,” we believe we offer a superior one-stop shopping experience with a broad selection, consistently high in-stock positions and compelling value proposition, making us the favored destination for all of our customers’ party supply needs. We also operate a network of approximately 350 temporary Halloween locations under the Halloween City banner.

Through a combination of organic growth and strategic acquisitions, we have been able to generate strong topline performance and margin expansion, including:

•	Growing revenue from $1,486.8 million for the year ended December 31, 2009 to $2,045.1 million for the year ended December 31, 2013 representing a compounded annual growth rate of 8.3%.

•	Increasing adjusted EBITDA from $192.1 million, implying an adjusted EBITDA margin of 12.9%, for the year ended December 31, 2009 to $320.8 million for the year ended December 31, 2013, for an implied adjusted EBITDA margin of 15.7%.

For a discussion of our use of adjusted EBITDA and a reconciliation to net income (loss), please refer to “Selected Consolidated Financial Data.”

Evolution of Our Business

Over the past 60 years, we have grown to become a global, vertically integrated designer, manufacturer, distributor and retailer of decorated party supplies. Key strategic initiatives that were and continue to be important to our evolution include:

•	Establishing retail leadership in our industry and our vertically integrated model through the acquisitions of Party City, Party America Corporation (“Party America”), Factory Card & Party Outlet (“FCPO”), Party Packagers in Canada and iParty Corp. (“iParty”). Following each acquisition, we capitalized on our vertically integrated model by increasing the percentage of products for sale at such retail stores that are manufactured and/or distributed by us, allowing us to capture the full manufacturing-to-retail margin on a significant portion of the retail sales.

•	Enhancing our wholesale platform through targeted acquisitions while investing in state-of-the-art distribution facilities and developing a strong Asian-based sourcing and sales organization.

•	Re-launching our retail e-commerce platform in 2009 provided us with an additional direct-to-consumer channel and was the first step in the development of a global e-commerce platform.

•	Broadening our product offering and channel reach by acquiring valuable character licenses and costume capabilities in addition to improving our access to grocery and mass merchant retailers.

•	Growing our international presence by building relationships with local retailers to develop party supply store-in-store concepts as well as targeted acquisitions that extended our wholesale and retail geographic reach.

As a result of these investments, we have created a differentiated, vertically integrated business model. We believe that our superior selection of party supplies, scale, innovation and service position us for future growth across all of our channels.

Competitive Strengths

We are well-positioned to continue to attract customers who celebrate life’s memorable events as a result of the following competitive strengths:

Category Defining Multi-Channel Retailer. We believe we are the premier party supplies retailer, providing a one-stop shopping experience with a broad and deep selection of products offered at a compelling value seamlessly through our retail stores and our e-commerce platform. We keep our assortment current by frequently introducing new products, and we organize our stores by events and themes to make it easy to shop while consistently presenting customers with additional product ideas that will enhance their events and our sales. With our extensive selection, convenient locations, consistently high in-stock positions and compelling value proposition, we believe customers associate Party City with successful celebrations, and, as a result, our physical and online stores will continue to be seen as the favored destination for party supplies and innovative ideas.

Leading Market Position. Based on our revenues, we are the largest retailer of decorated party supplies in the U.S. and Canada. With our network of approximately 850 party superstores, we are the only party supply retailer with a national store footprint. In addition to our leading retail presence, we believe, that our integrated wholesale business is the largest global designer, manufacturer and distributor of decorated party goods, by revenue, with over 40,000 SKUs found in over 40,000 retail outlets worldwide. Through our category-leading brands, Party City and Amscan, we offer what we believe is the broadest selection of continuously updated and innovative merchandise at a compelling value. We believe that our scale, brand recognition and value proposition underscore our credibility as the destination of choice for party supplies in any channel.

Unique Vertically Integrated Operating Model. We manufacture, source and distribute party supplies, acting as a one-stop shop for decorated party goods to both retail and wholesale customers. Our vertically integrated model provides us with a number of advantages including the ability to (i) enhance our profitability as we realize the full manufacturing-to-retail margin on a significant portion of our retail sales, (ii) leverage a global sourcing network to reinforce our position as a low-cost provider of quality party supplies and (iii) effectively respond to changes in consumer trends through our in-house design and innovation team.

Broad and Innovative Product Offering. We offer a broad and deep product assortment with an average of 25,000 SKUs offered at any one time in our Party City superstores, supported by the approximately 35,000 SKUs offered online which can be accessed via our “endless aisle” in-store kiosk system as well as through PartyCity.com. Our extensive selection offers customers a single source for all of their party needs. Our in-house design team introduces approximately 7,000 products annually, driving newness in our licensed and unlicensed product offering and supporting increased sales across our channels.

Highly Efficient Global Sourcing and Distribution Capabilities. Over the past 60 years, we have developed a global network of owned and third-party manufacturers that we believe optimizes speed to market, quality and cost. We also have warehousing and distribution facilities around the world, including three in the U.S. and seven centers located outside the United States. We have also opened sourcing, quality control and testing offices throughout Asia with over 200 employees in our offices located in China, Vietnam and Hong Kong. Our global sourcing and distribution capabilities offer our customers best-in-class service levels, rapid fulfillment and competitive prices, and have capacity for continued growth with our business.

World-Class Management Team with a Proven Track Record. Our senior management team averages over 20 years of industry experience and possesses a unique combination of management skills and experience in the party goods sector. Our team has successfully grown our sales and profits during various economic cycles and through several business transformations. Additionally, our team has a strong track record of successful acquisitions and integrations, which continue to be an important part of our overall strategy.

Growth Strategy

We believe we have significant opportunities to enhance our leadership position in the party goods industry and improve profitability through the further implementation of our operating strategy both organically and through strategic acquisitions. Key elements of our growth strategy include:

Expand Our Retail Store Base. Our retail network includes approximately 850 party superstores (inclusive of approximately 215 franchised stores) in the United States and approximately 30 locations in Canada. We believe there is an opportunity to open more than 350 additional Party City stores in North America which is consistent with an independent analysis conducted by a leading, global consulting firm in 2012. We anticipate opening approximately 30 new stores per year. Based on historical performance and the margin generated from our vertically integrated model, we expect our new stores to have a payback period of approximately three years and to generate an average pre-tax cash-on-cash return on invested capital of approximately 50% in year three.

Drive Additional Growth and Productivity From Existing Retail Stores. We plan to grow our comparable store sales by continuing to improve our brand image and awareness, executing our merchandising initiatives, converting existing stores to our new more interactive format and integrating the 2013 iParty acquisition. We are pursuing various merchandising initiatives to drive increased units per transaction including aligning dress-up and candy products coordinated by color and party themes and broadening the product formats available within existing license arrangements. We also anticipate remodeling or relocating approximately 50 stores per year and converting them to our latest interactive store-within-a-store concept (specialty areas named “Sports City”, “Candy City”, “Color City” and “Favor City”). Based on our historical experience, we expect remodeled or relocated stores to generate sales growth of four to five percentage points higher than non-remodeled or non-relocated stores in the first year following conversion with longer-term sales growth of one to two percentage points higher than non-remodeled or non-relocated stores.

Growing Market Share and Earnings. We believe we have significant opportunities to continue to grow our wholesale business by capitalizing on our leading scale, vertical operating model and strong innovation capabilities as well as through strategic acquisitions. We will also continue to broaden our product assortment by adding new items that coordinate with our party themed events and licenses and broaden our reach by expanding into adjacent business-to-business and alternate consumer channels where we see a compelling opportunity for our products. As we continue to grow, our increased scale will allow us to leverage our costs and drive margin expansion. Since 2005, we have increased the selection of our own merchandise offered in Party City stores (also known as “share of shelf”) from approximately 25% in 2005 to approximately 67% for the year ended December 31, 2013 which allowed us to increase our margins. Our ultimate long-term share of shelf target is 75% to 80%. Our ability to create new and enhance existing celebration opportunities will continue to be a consistent driver of our growth.

Grow Our Global Retail and Wholesale E-commerce Platforms. During 2013, total global e-commerce revenues were approximately $131 million. Our global retail e-commerce business was relaunched in 2009 under the PartyCity.com banner. Global retail e-commerce revenues have grown to approximately $118 million during the year ended December 31, 2013 and we believe that we have become one of the largest e-commerce retailers of decorated party goods and costumes. In 2013, we expanded our retail platform, using the PartyCity.com website, to include a platform for business to business opportunities. Business consumers such as hotel and restaurant chains are capable of purchasing decorations and other party goods directly from us as wholesale customers. We are targeting future e-commerce growth by enhancing our merchandising approach online, as well as launching country specific e-commerce sites, building off the 2013 acquisition of Party Delights Ltd. (“Party Delights”). We anticipate broadening the products and services available to our customers through our retail e-commerce channel. For example, although customers can currently access PartyCity.com through their mobile devices, we are launching a mobile application that will ensure a seamless experience between online, mobile and physical interactions and will include functionality to assist customers in coordinating their shopping experience as they plan theme parties. In addition to our retail e-commerce platform, we have developed a wholesale e-commerce platform that provides our party goods and other wholesale customers the opportunity to purchase our products through our amscan.com website, as well as our other international sites. Wholesale e-commerce orders, which are included in our 2013 wholesale sales, totaled approximately $13 million during 2013, which was approximately 29% higher than 2012.

Increase International Presence. Through acquisitions and organic growth, we have increased sales to international customers to represent approximately 14.4% of our total revenues in 2013. The market for party goods outside the United States is less mature due to lower consumer awareness of party products and less developed retail distribution channels. We believe this represents an opportunity as we customize our products to different cultural norms as well as engage in a “party education process” to grow demand for party goods in international markets.

Pursue Accretive Acquisitions. Over the past 15 years, we have successfully integrated numerous acquisitions, such as Christy’s Group (“Christy’s” or “Christy’s Group”), and Party Delights, strengthening our manufacturing, distribution and retail platforms. We have also acquired, and will continue to acquire, our franchised stores and independent party good retailers as such opportunities emerge. We believe our significant experience in identifying attractive acquisition targets, proven integration process and global infrastructure create a strong platform for future acquisitions.

Industry Overview

We operate in the broadly defined $10 billion retail party goods industry (including decorative paper and plastic tableware, decorations, accessories and balloons), which is supported by a range of suppliers from commodity paper goods producers to party goods specialty retailers. Sales of party goods are fueled by everyday events such as birthdays, baby showers, weddings and anniversaries, as well as seasonal events such as holidays and other special occasions (Halloween, Christmas, New Year’s Eve, graduations, Easter, Super Bowl, Fourth of July). As a result of numerous and diverse occasions, the U.S. party goods market enjoys broad demographic appeal. Additionally, we operate in the $7 billion Halloween market, a portion of which overlaps with the $10 billion retail party goods industry. The Halloween market includes costumes, candy and makeup.

The retail landscape is comprised primarily of party superstores, mass merchants, craft stores, grocery retailers, and dollar stores. The party superstore has emerged as a preferred destination for party goods shoppers, similar to the dominance of specialty retailers in other categories such as home improvement, pet products and sporting goods. This is typically due to the superstore chain’s ability to offer a wider variety of merchandise at more compelling prices in a convenient setting as well as the knowledgeable staff often found at superstores. Other retailers that cater to the party goods market typically offer a limited assortment of party supplies and seasonal items. Mass merchants tend to focus primarily on juvenile and seasonal goods, greeting cards and gift wrap; craft stores on decorations and seasonal merchandise; and dollar stores on general and seasonal party goods items.

The consumable nature and low per-item prices in the party goods market have historically driven demand among consumers seeking to enhance the quality of their gatherings and celebrations. Party goods are an economical means by which to make events and occasions more festive and, as a result, have continued to sell well during economic downturns. Manufacturers and retailers continue to create and market party goods and gifts that celebrate a greater number of holidays and occasions. Additionally, the number and types of products offered for each occasion continues to expand, encouraging add-on and impulse purchases by consumers.

Business Overview

We believe that we are the leading retailer and largest vertically integrated supplier of decorated party goods by revenue in North America. We have the only national network of party superstores which make it easy and fun to enhance special occasions with an unrivaled assortment of party supplies offered at a compelling value.

We have two primary reporting segments: Retail and Wholesale. In 2013, we generated 71.0% of our total revenues from our retail segment (which includes 0.9% of total revenues from franchising activities) and 29.0% of our total revenues from our wholesale segment. Our retail operations generate revenue primarily through the sale of Amscan, Designware, Anagram, Costumes USA and other party supplies through Party City, Halloween City and PartyCity.com. Our franchising revenues are generated from an initial one-time franchise fee, renewal fees and ongoing franchise royalty payments based on retail sales from the franchised stores. Our wholesale revenues are generated from the sales of party goods for all occasions, including paper and plastic tableware, accessories and novelties, metallic and latex balloons, stationery and gift items. Our products are sold at wholesale to party goods superstores, including our company-owned and franchised retail stores, other party goods retailers, mass merchants, independent card and gift stores, dollar stores and other retailers and distributors throughout the world.

Segments

For segment information please see Note 15 to the consolidated financial statements included elsewhere in this filing.

Financial Information by Geographic Area

For financial information by geographic area, please see Note 15 to the consolidated financial statements included elsewhere in this filing.

Retail Operations

Overview

Opening its first company-owned store in 1986, Party City has grown to become what we believe is the largest operator of owned and franchised party superstores by revenue in the United States. At the time of the acquisition in 2005, Party City’s network consisted of 502 stores, including 254 franchised locations. Since the acquisition, we have expanded the Party City network to approximately 850 superstore locations in the United States (inclusive of approximately 215 franchised stores) and approximately 30 locations in Canada. We also operate approximately 350 temporary Halloween locations, under the Halloween City banner.

The 2005 combination of Party City and Amscan has led to the creation of a vertically integrated business from which we derive a number of competitive advantages. We offer customers a differentiated shopping experience with extensive selection and consistently high in-stock positions of quality products with a compelling value proposition making us the premier destination for party supplies. Through our vertical model, we also enhance our total profitability by capturing the manufacturing-to-retail margin on a significant portion of our retail sales and by leveraging our access to multiple channels to limit mark-downs and excessive promotions. Moreover, we believe that our direct-to-consumer channels enable our product development teams to effectively respond to trends and changes in consumer preferences, which allows us to keep our assortment fresh and exciting.

Party City was founded on the idea that life should be celebrated in monumental ways, with a passion for inspiring celebrations—from Super Bowl to New Year’s Eve parties and all the celebrations and seasons in between. With our brand’s slogan, “Nobody Has More Party for Less,” Party City offers an assortment of party supplies, decorations and costumes perfect for every type of party occasion. With dynamic merchandising displays combined with organized seasonal aisles and hundreds of party themes to match any type of celebration, party planning has never been simpler or more fun.

In recent years, Party City has made substantial investments to enhance the customers’ in-store experience and become the ultimate retail destination for party supplies. Stores now showcase dynamic balloon counters displaying hundreds of balloons to coordinate with any occasion. Additionally, store-within-a-store concepts for sports, candy and party favors are focal points in all new stores. Aptly named “Sports City,” “Candy City”, “Color City” and “Favor City,” these specialty areas create a fun shopping environment, expand product offering and allow us to better showcase the merchandise.

The following table summarizes our company-owned retail footprint by format as well as our strategy going forward:

Format	# of Stores as of December 31, 2009	# of Stores as of December 31, 2013		Average Size of Stores (sq. ft.)	Strategy/Focus
Party City U.S.	382	640	(1)	10,000-12,000	Grow the store base opening 25 new stores per year and update store base to new interactive format by converting or relocating 50 old format stores per year
FCPO	161	—		10,000-12,000	Converted to Party City banner
The Paper Factory and other outlets	54	1		3,500-5,000	Product liquidation channel
Party City Canada	—	34		8,000-10,500	Enter the Canadian market and grow store base

(1)	Amount includes 54 iParty stores converted to the Party City banner.

We believe that our stores are typically destination shopping locations. We seek to maximize customer traffic and quickly build the visibility of new stores by situating them in high traffic areas. Our stores are predominantly located in strip centers and are generally co-located with other destination retailers. Site selection criteria include population density, demographics, traffic counts, location of complementary retailers, storefront visibility and presence (either in a stand-alone building or in dominant strip shopping centers), competition, lease rates and accessible parking.

The following table shows the change in our company-owned Party City store network:

	2013	2012	2011
Stores open at beginning of period	600	487	439
Stores opened	25	24	16
FCPO and Party Packagers stores converted to Party City	—	88	31
iParty stores acquired	54	—	—
Stores acquired from franchisees	—	6	8
Stores closed	(5)	(5)	(7)

Stores open at end of period	674	600	487

We spent the last six years integrating our retail acquisitions and rationalizing our store base. We believe there are more than 350 locations in North America that present opportunities for us to expand our party superstore base. In 2013, we opened 25 Party City stores and closed five Party City store locations. A new Party City location costs an average of $765,000, which includes $90,000 in pre-opening expenses and $325,000 of net startup inventory. A typical new store reaches approximately 80% maturity in the first year of operation and reaches maturity in its fourth year of operation. We target locations where stores have the potential to generate annual sales of at least $2 million at maturity and achieve consolidated pre-tax store contribution of approximately 18% to 20%. We expect our new stores to have a payback period of approximately three years and to generate an average pre-tax cash-on-cash return on invested capital of approximately 50% in year three (including margin generated from our vertical model).

Retail Merchandising

Our merchandising strategy is based on three core principles:

•	Broad Assortment of Merchandise—We believe we offer a greater assortment of products than our national competitors, including mass merchants. Our products span a wide range of lifestyle events from birthdays to themed parties and sporting events, as well as holidays such as Halloween and New Year’s. A typical retail store offers a wide selection of Amscan and other merchandise consisting of an average of 25,000 SKUs at any one time to satisfy a broad range of styles and tastes.

•	Deep Merchandise Selection—We maintain high in-stock positions of core products and related items, so we are able to address party needs of any size. These high in-stock positions are enabled by our vertical integration model, which results in a high percentage of Amscan merchandise in our company-owned stores and quick turnaround times.

•	Compelling Value—Our pricing strategy is to provide the best value to our customers. Our vertically integrated business model enables us to provide our customers with leading prices for most of our product categories. We negotiate pricing with suppliers on behalf of all stores in our network (company-owned and franchised) and believe that our buying power enables us to receive favorable pricing terms and enhances our ability to obtain high demand merchandise. We reinforce our value message through our advertising and marketing campaigns with the “Nobody Has More Party for Less” slogan.

We generally organize the aisles in our stores into four-foot sections based on themed products, which include basic products like plates, cups and napkins and other coordinated accessories that enhance sales and customers’ shopping experiences. This presentation makes it simple and easy for our customers to find all their party needs in one convenient location and allows us to achieve a higher average basket size compared to non-specialty channels. We manage each category by product and by SKU and use planograms to ensure a consistent merchandise presentation across our store base. Our coordinated product offering drives add-on purchases as customers are presented with additional decorations, favors and accessories that match their party theme. Our low individual price points encourage impulse buys by customers resulting in higher unit sales.

We have many product categories that relate to birthdays, making this event the largest non-seasonal occasion at approximately 20% of our sales for our permanent domestic operations. We aim to be the pre-eminent resource for the party goods associated with birthday celebrations. Each birthday product category includes a wide assortment of merchandise to fulfill customer needs, including invitations, thank you cards, tableware, hats, horns, banners, cascades, balloons, novelty gifts, piñatas, favors and candy.

Halloween is our retail segment’s largest seasonal product category in dollars. As a key component of our sales strategy, our stores provide an extensive selection of Halloween products throughout the year to position us as the premier Halloween shopping destination. The stores also carry a broad array of related decorations and accessories for the Halloween season. In 2013, Halloween business represented approximately 25% of our total domestic retail sales. To maximize our seasonal opportunity, we operate a chain of temporary Halloween locations, under the Halloween City banner, during the months of September and October of each year. During 2013, our temporary Halloween locations (including Canadian locations) generated revenues of approximately $75 million.

As a vertically integrated business, our wholesale operation is the largest supplier to our retail operations. During 2013, our wholesale operations’ share of shelf at our domestic Party City stores (excluding iParty stores) and retail e-commerce (i.e., the percentage of total cost of sales which relates to product supplied by our wholesale operations) was approximately 67%. Our target is 75% to 80% over the long term.

We also offer products supplied by other vendors, which include licensed products, candies, greeting cards and costumes.

Retail Seasonality

Our retail operations are subject to significant seasonal variations. Historically, this segment has realized a significant portion of its revenues, cash flow and net income in the fourth quarter of the year, principally due to our Halloween sales in October and, to a lesser extent, year-end holiday sales.

E-commerce

In August 2009, we re-launched global e-commerce capabilities through PartyCity.com, providing us with an additional direct-to-consumer sales channel. We have expanded our retail platform, using the PartyCity.com website, to include a platform for business to business opportunities. Business consumers such as hotel and restaurant chains are capable of purchasing decorations and other party goods directly from us as wholesale customers. Our website offers a convenient, user-friendly and secure online shopping option for new and existing customers. In addition to the ability to order products, we expect our website to provide a substantial amount of content about our party products, party planning ideas and promotional offers. Our website will also be one of our key marketing vehicles, specifically as it relates to social marketing initiatives.

Compared to our Party City superstores, PartyCity.com offers a broader assortment of products with over 35,000 SKUs available online versus an average of 25,000 SKUs at any one time in our party superstores. By seamlessly linking our website to our store network, we intend to offer our customers the option to purchase products online which are not physically available at the store.

In March 2013, we acquired Party Delights, a U.K. retail e-commerce business with approximately $18 million of annual revenues. The acquisition expanded our e-commerce platform into Europe.

During 2013, total global e-commerce revenues, including wholesale revenues (which are discussed below), were approximately $131 million. Sales from global retail e-commerce were approximately $118 million. We believe that our website is well positioned to continue to capture market share of online purchases, which represent one of the fastest growing distribution channels for party related goods, as we capitalize on our competitive advantages which include a nationwide store base, strong brand recognition and vertical integration. The average basket size through our e-commerce site is approximately three times as large as the average basket size in our Party City stores. We plan to drive future traffic to our website through the continuation of our pay-per-click advertising strategy, through our mobile site and by utilizing the approximately 12 million e-mail addresses that we have obtained (as of January 2014) from visitors to our stores and visitors to the website. Additionally, we are in the process of rolling out a new online merchandising strategy to present collections of products in a manner consistent with how our customers shop for them in our stores. In addition to our retail e-commerce platform, we have developed a wholesale e-commerce platform that provides our party goods and other wholesale customers the opportunity to purchase our product through our amscan.com website, as well as our other international sites. Wholesale e-commerce orders, which are included in our 2013 wholesale sales, totaled approximately $13 million during 2013, which was approximately 29% higher than 2012.

Retail Advertising and Marketing

Our advertising focuses on promoting specific seasonal occasions and general party themes, with a strong emphasis on our price-value proposition—“Nobody Has More Party for Less”—with the goal of increasing customer traffic and further building our brand. In late 2009, we modified our advertising strategy to minimize our dependency on newspaper inserts and focus instead on a national broadcasting campaign to further develop our customer base. This shift emphasizes brand building and our price-value proposition. As a result, our use of newspaper inserts has decreased from 60% of gross domestic advertising spend in 2009 to 11% in 2013, while the use of broadcasts has increased to 60% of gross domestic advertising spend in 2013.

Competition at Retail

In our retail segment, our stores compete primarily on the basis of product mix and variety, store location and layout, customer convenience and value. Although we compete with a variety of smaller and larger retailers, including, but not limited to, independent party goods supply stores, specialty stores, dollar stores, warehouse/merchandise clubs, drug stores, mass merchants and catalogue and e-commerce merchandisers, we believe that, based on their revenues, our retail stores maintain a leading position in the party goods business by offering a wider breadth of merchandise than most competitors and a greater selection within merchandise classes, at a compelling value. We are one of only a few vertically integrated suppliers of decorated party goods. While some of our competitors in our markets may have greater financial resources, we believe that our significant buying power, which results from the size of our retail store network and the breadth of our assortment, is an important competitive advantage. Many of our retail competitors are also customers of our wholesale business.

Franchise Operations

We have franchised stores throughout the United States and Puerto Rico run by franchisees utilizing our format, design specifications, methods, standards, operating procedures, systems and trademarks. Our wholesale sales to our franchised stores generally mirror, with respect to relative size, mix and category, those to our company-owned stores. The following table shows the change in our franchise-owned store network:

	2013	2012	2011
Stores open at beginning of period	214	221	232
Stores opened/acquired by existing franchisees	1	1	2
Stores sold to the Company	—	(6)	(8)
Stores closed or converted to independent	(3)	(2)	(5)

Stores open at end of period	212	214	221

We are not currently marketing, nor do we plan to market, new franchise territories in the United States or Canada.

We receive revenue from our franchisees, consisting of an initial one-time fee and ongoing royalty fees generally ranging from 4% to 6%. In exchange for these franchise fees, franchisees receive brand value and company support with respect to planograms, information technology, purchasing and marketing. In addition, each franchisee has a mandated advertising budget, which consists of a minimum initial store opening promotion and ongoing local advertising and promotions. Further, franchisees must pay an additional 1% to 2.25% of net sales to a group advertising fund to cover common advertising materials. The terms of our franchise agreements provide for payments to franchisees based on domestic retail e-commerce sales originating from specified areas relating to the franchisees’ contractual territory. The amounts paid by us vary based on several factors, including the profitability of our e-commerce sales, and are expensed at the time of sale. We do not offer financing to our franchisees for one-time fees or ongoing royalty fees. Our franchise agreements provide us with a right of first refusal should any franchisee look to dispose of its operations.

Current franchise agreements provide for an assigned area or territory that typically equals a three or four-mile radius from the franchisee’s store location and the right to use the Party City® logo and trademark. In addition, certain agreements with our franchisees and other business partners contain geographic limitations on opening new stores. In most stores, the franchisee or the majority owner of a corporate franchisee devotes full time to the management, operation and on-premises supervision of the stores or groups of stores.

Wholesale Operations

Overview

We are one of the leading designers, manufacturers and distributors of decorated party goods in the world, by revenue, offering an extensive selection with over 40,000 SKUs. We currently offer over 400 party goods ensembles, which range from approximately five to 50 design-coordinated items spanning tableware, accessories, novelties, balloons, decorations and gifts. The breadth of these ensembles enables retailers to promote additional sales of related products for every occasion. To enhance our customers’ celebrations of life’s important events, we market party goods ensembles for a wide variety of occasions, including seasonal and religious holidays, special events and themed celebrations.

Our Amscan, Anagram, Costumes USA and Designware branded products are offered in over 40,000 retail outlets worldwide, ranging from party goods superstores, including our company-owned and franchised retail stores, other party goods retailers, mass merchants, independent card and gift stores, dollar stores and other retailers and distributors throughout the world. We have long-term relationships with many of our wholesale customers. Party goods superstores, the Company’s primary channel of distribution, provide consumers with a one-stop source for all of their party needs. Amscan, Anagram, Costumes USA and Designware branded products represent a significant portion of party goods carried by both company-owned and third-party stores with the overall percentage continuing to increase, reflecting the breadth of our product line and, based on our scale, our ability to manufacture and source quality products at competitive prices.

The table below shows the breakdown of our total wholesale sales by channel for the year ended December 31, 2013:

Channel	Sales
(dollars in millions)
Party City and Halloween City—owned stores and e-commerce	$488
Party City—franchised stores	152
Other domestic retailers	139
Domestic balloon distributors	83
International balloon distributors	21
Other international	198

Total wholesale sales	$1,081

International party supply markets are generally less mature than the U.S. markets. However, we believe this will change over time, and we are making significant investments to ensure we are well positioned to benefit from growth in these markets. Investments include our September 2010 acquisition of Christy’s Group and the January 2011 acquisition of Riethmüller, which provided us with an expanded international platform.

Product Lines

We believe we have the industry’s most extensive selection of party supplies. The following table sets forth the principal products we distribute by product category, and the corresponding percentage of revenue that each category represents:

Wholesale Sales by Product for the Year Ended

December 31, 2013

Category	Items	% of Sales
Tableware	Plastic Plates, Paper Plates, Plastic Cups, Paper Cups, Paper Napkins, Plastic Cutlery, Tablecovers	25%
Favors, Stationery & Other	Party Favors, Gift Bags, Gift Wrap, Invitations, Bows, Stationery	19%
Decorations	Latex Balloons, Piñatas, Crepes, Flags & Banners, Decorative Tissues, Stickers and Confetti, Scene Setters, Garland, Centerpieces	20%
Metallic Balloons	Bouquets, Standard 18 Inch Sing-A-Tune, SuperShapes, Weights	12%
Costumes & Accessories	Costumes, Other Wearables, Wigs	24%

Our products span a wide range of lifestyle events from birthdays to theme parties and sporting events, as well as holidays such as Halloween and New Year’s. In 2013, approximately 73% of our wholesale sales consisted of items designed for everyday occasions, with the remaining 27% comprised of items used for holidays and seasonal celebrations throughout the year. Our product offerings cover the following broad range of occasions and life celebrations:

Current Product Offering

Everyday	Seasonal
Anniversaries	New Year’s
Bar Mitzvahs	Valentine’s Day
Birthdays	St. Patrick’s Day
Bridal/Baby Showers	Easter
Christenings	Passover
Confirmations	Fourth of July
First Communions	Halloween
Graduations	Fall
Theme-oriented*	Thanksgiving
Weddings	Hanukkah
Christmas

*	Our theme-oriented ensembles enhance every celebration and include Bachelorette, Card Party, Casino, Chinese New Year, Cocktail Party, Disco, Fiesta, Fifties Rock-and-Roll, Hawaiian Luau, Hollywood, Mardi Gras, Masquerade, Patriotic, Retirement, Sports, Summer Barbeque and Western.

Wholesale Product Development and Design Capabilities

Our in-house design staff continuously develops innovative and contemporary product designs and concepts. Our continued investment in art and design results in a steady supply of fresh ideas and the creation of unique ensembles that appeal to consumers. Our creative staff is constantly in the market identifying trends and new product concepts. We typically introduce approximately 7,000 new products and approximately 50 new party goods ensembles annually. Our proprietary designs and strength in developing new items at attractive prices help differentiate our products from those of our competitors.

Wholesale Sales and Marketing

Our principal wholesale sales and marketing efforts are conducted through an employee sales force servicing approximately 15,000 non-affiliated retail accounts in the United States. In addition to the employee sales team, a select group of manufacturers’ representatives handle specific account situations. International customers are generally serviced by employees of our subsidiaries outside the United States. We have our own sales force of professionals in the U.K., Mexico, Canada, Germany, France, Spain and Hong Kong and operate through third-party distributors elsewhere. Our Anagram subsidiary utilizes independent distributors in the United States to bring our metallic balloons to the grocery, retail gift and floral markets, as well as to our party superstore and specialty retailer customers. Additionally, through our agreement with American Greetings, we are able to leverage American Greetings’ sales force to place our product into other distribution channels, including mass market, drug and grocery retailers.

To support our sales and marketing efforts, we produce five key decorative party product catalogues annually (four catalogues for seasonal products and one catalogue for everyday products), with additional catalogues produced to market our metallic balloons and gift products and for international markets. We have also developed a website which displays and describes our product assortment and capabilities. We utilize this website as a marketing tool, providing us with the ability to announce special product promotions, new program launches and other information in an expeditious manner. To further promote our products, we participate in a variety of industry trade shows throughout the year.

Wholesale Manufactured Products

We are one of the largest manufacturers of decorated party goods products globally, by revenue. Our in-house manufacturing capabilities enable us to control costs, monitor product quality, better manage inventory and provide more efficient order fulfillment. Our domestic manufacturing facilities allow us to react rapidly to changing consumer trends and fulfill our customers’ needs for key products with fast turnaround times. In 2013, we manufactured items representing approximately 32% of our net sales at wholesale (including sales to the Company’s retail operations). Our facilities in Rhode Island, Kentucky, Minnesota, Mexico, Malaysia and New York are highly automated and produce paper and plastic plates and cups, paper napkins, metallic and latex balloons and other party and novelty items at a globally competitive cost. State-of-the-art printing, forming, folding and packaging equipment support these manufacturing operations. Given our size and sales volume, we are generally able to operate our manufacturing equipment on the basis of at least two shifts per day, thus lowering production costs per unit. In select cases, we use available capacity to manufacture products for third parties, which allows us to maintain a satisfactory level of equipment utilization.

The table below summarizes our principal manufacturing facilities.

Location	Principal Products	Approximate Square Feet
East Providence, Rhode Island	Plastic plates, cups and bowls	229,230	(1)
Louisville, Kentucky	Paper plates	189,175
Eden Prairie, Minnesota	Metallic balloons and accessories	115,600
Tijuana, Mexico	Piñatas and other party products	135,000
Melaka, Malaysia	Latex balloons	100,000
Harriman, New York	Paper napkins	74,400
Newburgh, New York	Paper napkins and paper cups	52,400

(1)	This figure represents an industrial park, which includes a 48,455 square foot office and warehouse.

Complementing our manufacturing facilities, we have a diverse global network of third-party suppliers that supports our strategy of consistently offering a broad selection of high quality, innovative and competitively priced product. We have over 20-year relationships with many of our vendors and often represent a significant portion of their overall business. Third-party manufacturers supplied approximately 68% of products sold at wholesale in 2013. These manufacturers generally produce items designed by and created for us, are located in Asia and are managed by our sourcing office in Hong Kong. We actively work with our third-party suppliers to ensure product cost, quality and safety.

The principal raw materials used in manufacturing our products are paper, petroleum-based resin and cotton. While we currently purchase such raw material from a relatively small number of sources, paper, resin and cotton are available from numerous sources. Therefore, we believe our current suppliers could be replaced without adversely affecting our manufacturing operations in any material respect.

Wholesale Product Safety and Quality Assurance

We are subject to regulatory requirements in the United States and internationally, and we believe that all products that we manufacture comply with the requirements in the markets in which they are sold. Third-party manufactured products are tested both at the manufacturing site and upon arrival at our distribution center. We have a full-time staff of professionals in the United States, Asia and Europe dedicated to product safety and quality assurance.

Wholesale Distribution and Systems

We ship our products directly to retailers and distributors throughout the world from our distribution facilities, as well as on a free-on-board (“FOB”) basis directly from our domestic and international factories. Our electronic order entry and information systems allow us to manage our inventory with minimal obsolescence while maintaining strong fill rates and quick order turnaround time.

Our main distribution facility for domestic party customers is located in Chester, New York, with nearly 900,000 square feet under one roof. This state-of-the-art facility, built in 2001 and expanded in 2005, serves as the main point of distribution for our Amscan-branded products and utilizes paperless, pick-by-light systems, offering superior inventory management and turnaround times as short as 48 hours. Over the last ten years, we have made significant investments in order to customize and upgrade our Chester distribution facility and we believe it has sufficient capacity to support our continued growth.

We utilize a bypass system which allows us to ship products directly from selected third-party suppliers to our company-owned and franchised stores, thus bypassing our distribution facilities. In addition to lowering our distribution costs, this bypass system creates warehouse capacity. We expect to grow the percentage of our products shipped via bypass, which will lead to additional savings.

We sell metallic balloons domestically from our facilities in Minnesota and New York.

The distribution center for our retail e-commerce platform is located in Naperville, Illinois. We also have other distribution centers in the U.K., Germany, Mexico and Australia, to support our international customers.

Wholesale Customers

We have a diverse third party customer base at wholesale. During 2013, no individual third party customer accounted for more than 10% of our total third-party sales at wholesale.

Competition at Wholesale

In our wholesale segment, we compete primarily on the basis of diversity and quality of our product designs, breadth of product line, product availability, price, reputation and customer service. Although we have many competitors with respect to one or more of our products, we believe that there are no competitors who design, manufacture, source and distribute products with the complexity of design and breadth of product lines that we do. Furthermore, our design and manufacturing processes create efficiencies in manufacturing that few of our competitors can achieve in the production of numerous coordinated products in multiple design types. Competitors include smaller independent manufacturers and distributors, as well as divisions or subsidiaries of large companies. Certain of these competitors control various party goods product licenses for widely recognized images, such as cartoon or motion picture characters, which could provide them with a competitive advantage. However, we control a strong portfolio of character licenses for use in the design and production of our metallic balloons and, as a result of the acquisition of Designware, we have access to a strong portfolio of character and other licenses for party goods.

Information Systems

We continually evaluate and upgrade our information systems to enhance the quantity, quality and timeliness of information available to management and to improve the efficiency of our manufacturing and distribution facilities, as well as our service at the store level. We have implemented merchandise replenishment software to complement our distribution, planning and allocation processes. The system enhances the store replenishment function by improving in-stock positions, leveraging our distribution infrastructure and allowing us to become more effective in our use of store labor. We have implemented a Point of Sale system and upgraded merchandising systems to standardize technology across all of our domestic retail superstores and we have implemented similar systems at our temporary Halloween City locations.

Employees

As of December 31, 2013, the Company had approximately 7,142 full-time employees and 9,907 part-time employees, none of whom is covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Intellectual Property

We own the copyrights in the designs we create and use on our products and various trademarks and service marks used on or in connection with our products. It is our practice to register our copyrights with the United States Copyright Office and our trademarks and service marks with the United States Patent and Trademark Office, or with other foreign jurisdictions, to the extent we deem necessary. In addition, we rely on unregistered common law trademark rights and unregistered copyrights under applicable U.S. law to distinguish and/or protect our products, services and branding. We do not believe that the loss of copyrights or trademarks with respect to any particular product or products would have a material adverse effect on our business. We hold numerous intellectual property licenses from third parties, allowing us to use various third-party cartoon and other characters and designs on our products, and the images on our metallic balloons and costumes are principally covered by these licenses. None of these licenses is individually material to our aggregate business. We also own patents relating to display racks and balloon weights, none of which is individually material to our aggregate business.

We permit our franchisees to use a number of our trademarks and service marks, including Party City, The Discount Party Super Store, Party America and Halloween City.

Government Regulation

As a franchisor, we must comply with regulations adopted by the Federal Trade Commission, such as the Trade Regulation Rule on Franchising, which requires us, among other things, to furnish prospective franchisees with a franchise offering circular. We also must comply with a number of state laws that regulate the offer and sale of our franchises and certain substantive aspects of franchisor-franchisee relationships. These laws vary in their application and in their regulatory requirements. State laws that regulate the offer and sale of franchises typically require us to, among other things, register before the offer and sale of a franchise can be made in that state and to provide a franchise offering circular to prospective franchisees.

State laws that regulate the franchisor-franchisee relationship presently exist in a substantial number of states. Those laws regulate the franchise relationship, for example, by restricting a franchisor’s rights with regard to the termination, transfer and renewal of a franchise agreement (for example, by requiring “good cause” to exist as a basis for the termination and the franchisor’s decision to refuse to permit the franchisee to exercise its transfer or renewal rights), by requiring the franchisor to give advance notice to the franchisee of the termination and give the franchisee an opportunity to cure most defaults. To date, those laws have not precluded us from seeking franchisees in any given area and have not had a material adverse effect on our operations.

Our wholesale and retail segments must also comply with applicable regulations adopted by federal agencies, including product safety regulations, and with licensing and other regulations enforced by state and local health, sanitation, safety, fire and other departments. Difficulties or failures in obtaining the required licenses or approvals can delay and sometimes prevent the opening of a new store or the shutting down of an existing store.

Our manufacturing operations, stores and other facilities must comply with applicable environmental, health and safety regulations, although the cost of complying with these regulations to date has not been material. More stringent and varied requirements of local governmental bodies with respect to zoning, land use, and environmental factors can delay, and sometimes prevent, development of new stores in particular locations. Our stores must comply with the Fair Labor Standards Act and various state laws governing various matters such as minimum wages, overtime and other working conditions. Our stores must also comply with the provisions of the Americans with Disabilities Act, which requires that employers provide reasonable accommodation for employees with disabilities and that stores must be accessible to customers with disabilities.

Summary Financial Information about the Company

Information about our revenues, income from operations and assets for each of the years in the five-year period ended December 31, 2013, is included in this report in Item 6, “Selected Consolidated Financial Data.” Our consolidated financial statements include the accounts of the Company and its majority-owned and controlled entities.

Item 1A.	Risk Factors

Risks Related to Our Business

We operate in a competitive industry, and our failure to compete effectively could cause us to lose our market share, revenues and growth prospects.

We compete with many other manufacturers and distributors, including smaller, independent manufacturers and distributors and divisions or subsidiaries of larger companies with greater financial and other resources than we have. Some of our competitors control licenses for widely recognized images and have broader access to mass market retailers that could provide them with a competitive advantage.

The party goods retail industry is large and highly fragmented. Our retail stores compete with a variety of smaller and larger retailers, including specialty retailers, warehouse/merchandise clubs, drug stores, supermarkets, dollar stores, mass merchants, and catalogue and online merchants. Our stores compete, among other ways, on the basis of location and store layout, product mix and availability, customer convenience and price. We may not be able to continue to compete successfully against existing or future competitors in the retail space. Expansion into markets served by our competitors and entry of new competitors or expansion of existing competitors into our markets could materially adversely affect our business, results of operations, cash flows and financial performance.

We must remain competitive in the areas of quality, price, breadth of selection, customer service and convenience. Competing effectively may require us to reduce our prices or increase our costs, which could lower our margins and adversely affect our revenues and growth prospects.

Our business may be adversely affected by fluctuations in commodity prices.

The costs of our key raw materials (paper, petroleum-based resin and cotton) fluctuate. In general, we absorb movements in raw material costs that we consider temporary or insignificant. However, cost increases that are considered other than temporary may require us to increase our prices to maintain our margins. Raw material prices may increase in the future and we may not be able to pass on these increases to our customers. A significant increase in the price of raw materials that we cannot pass on to customers could have a material adverse effect on our results of operations and financial performance. In addition, the interruption in supply of certain key raw materials essential to the manufacturing of our products may have an adverse impact on our and our suppliers’ abilities to manufacture the products necessary to maintain our existing customer relationships.

Our business may be adversely impacted by helium shortages.

Although not used in the actual manufacture of our products, helium gas is currently used to inflate the majority of our metallic balloons. We rely upon the exploration and refining of natural gas to ensure adequate supplies of helium as helium is a by-product of the natural gas production process.

During the middle of 2012, helium supplies tightened due to the following factors: (i) new natural gas plants took longer than expected to come on-line, (ii) certain natural gas plants experienced longer than anticipated downtime for maintenance, (iii) helium demand increased due to new technologies and (iv) natural gas production declined due to warmer than usual winters. As a result, our full-year 2012 domestic metallic balloon sales were $2.6 million lower than 2011 and our full-year 2013 domestic metallic balloon sales were $0.5 million lower than 2012 as balloon distributors and retailers rationalized inventory levels in light of the shortage.

We believe that the shortage is temporary as new natural gas plants have come on-line during the second half of 2013, other plants are expected to come online in the near term, and many helium users are implementing conservation programs. However, should the shortage continue, it could have a material impact on our results.

Our failure to appropriately respond to changing merchandise trends and consumer preferences could significantly harm our customer relationships and financial performance.

As a manufacturer, distributor and retailer of consumer goods, our products must appeal to a broad range of consumers whose preferences are constantly changing. We also sell certain licensed products, with images such as cartoon or motion picture characters, which are in great demand for short time periods, making it difficult to project our inventory needs for these products. In addition, we may not be able to obtain the licenses for certain popular characters and could lose market share to competitors who are able to obtain those licenses. Additionally, if consumers’ demand for single-use, disposable party goods were to diminish in favor of reusable products for environmental or other reasons, our sales could decline.

The success of our business depends upon many factors, such as our ability to accurately predict the market for our products and our customers’ purchasing habits, to identify product and merchandise trends, to innovate and develop new products, to manufacture and deliver our products in sufficient volumes and in a timely manner and to differentiate our product offerings from those of our competitors. We may not be able to continue to offer assortments of products that appeal to our customers or respond appropriately to consumer demands. We could misinterpret or fail to identify trends on a timely basis. Our failure to anticipate, identify or react appropriately to changes in consumer tastes could, among other things, lead to excess inventories and significant markdowns or a shortage of products and lost sales. Our failure to do so could harm our customer relationships and financial performance.

We may not be able to successfully implement our store growth strategy.

If we are unable to increase the number of retail stores we operate and increase the productivity and profitability of existing retail stores, our ability to increase sales, profitability and cash flow could be impaired. To the extent we are unable to open new stores as we planned, our sales growth would come primarily from increases in comparable store sales. We may not be able to increase our comparable store sales, improve our margins or reduce costs as a percentage of sales. Growth in profitability in that case would depend significantly on our ability to increase margins or reduce costs as a percentage of sales. Further, as we implement new initiatives to reduce the cost of operating our stores, sales and profitability may be negatively impacted.

Our ability to successfully open and operate new stores depends on many factors including, among others, our ability to:

•	identify suitable store locations, including temporary lease space for our Halloween City locations, the availability of which is largely outside of our control;

•	negotiate and secure acceptable lease terms, desired tenant allowances and assurances from operators and developers that they can complete the project, which depend in part on the financial resources of the operators and developers;

•	obtain or maintain adequate capital resources on acceptable terms, including the availability of cash for rent outlays under new leases;

•	manufacture and source sufficient levels of inventory at acceptable costs;

•	hire, train and retain an expanded workforce of store managers and other personnel;

•	successfully integrate new stores into our existing control structure and operations, including information system integration;

•	maintain adequate manufacturing and distribution facilities, information system and other operational system capabilities;

•	identify and satisfy the merchandise and other preferences of our customers in new geographic areas and markets;

•	gain brand recognition and acceptance in new markets; and

•	address competitive, merchandising, marketing, distribution and other challenges encountered in connection with expansion into new geographic areas and markets, including geographic restrictions on the opening of new stores based on certain agreements with our franchisees and other business partners.

In addition, as the number of our stores increases along with our online sales, we may face risks associated with market saturation of our product offerings. To the extent our new store openings are in markets where we have existing stores, we may experience reduced net sales in existing stores in those markets. Finally, there can be no assurance that any newly opened stores will be received as well as, or achieve net sales or profitability levels comparable to those of, our existing stores in the time periods estimated by us, or at all. If our stores fail to achieve, or are unable to sustain, acceptable net sales and profitability levels, our business may be materially harmed and we may incur significant costs associated with closing those stores. Our failure to effectively address challenges such as these could adversely affect our ability to successfully open and operate new stores in a timely and cost-effective manner, and could have a material adverse effect on our business, results of operations and financial condition.

A decrease in our Halloween sales could have a material adverse effect on our operating results for the year.

Our retail business, including our Party City stores, online sales from our e-commerce website and our temporary Halloween City locations, realizes a significant portion of its revenues, net income and cash flow in September and October, principally due to our Halloween sales. For example, in 2013 our Halloween business represented approximately 25% of our total domestic retail sales. We believe this general pattern will continue in the future. An economic downturn, or adverse weather, during this period could adversely affect us to a greater extent than at other times of the year. Any unanticipated decrease in demand for our products during the Halloween season could require us to maintain excess inventory or sell excess inventory at a substantial markdown, which could have a material adverse effect on our business, profitability, ability to repay any indebtedness and our brand image. In addition, our sales during the Halloween season could be affected if we are not able to find sufficient and adequate lease space for our temporary Halloween City locations or if we are unable to hire temporary personnel to adequately staff these stores and our distribution facility during the Halloween season. Failure to have proper lease space and adequate personnel could hurt our business, financial condition and results of operations.

Disruption to the transportation system or increases in transportation costs may negatively affect our operating results.

We rely upon various means of transportation, including shipments by air, sea, rail and truck, to deliver products to our distribution centers from vendors and manufacturers and from other distribution centers to our stores, as well as for direct shipments from vendors to stores. Independent third parties with whom we conduct business may employ personnel represented by labor unions. Labor stoppages, shortages or capacity constraints in the transportation industry, disruptions to the national and international transportation infrastructure, fuel shortages or transportation cost increases could adversely affect our business, results of operations, cash flows and financial performance.

Product recalls and/or product liability may adversely impact our business, merchandise offerings, reputation, results of operations, cash flow and financial performance.

We may be subject to product recalls if any of the products that we manufacture or sell are believed to cause injury or illness. In addition, as a retailer of products manufactured by third parties, we may also be liable for various product liability claims for products we do not manufacture. Indemnification provisions that we may enter into are typically limited by their terms and depend on the creditworthiness of the indemnifying party and its insurer and the absence of significant defenses. We may be unable to obtain full recovery from the insurer or any indemnifying third party in respect of any claims against us in connection with products manufactured by such third party. In addition, if our vendors fail to manufacture or import merchandise that adheres to our quality control standards or standards established by applicable law, our reputation and brands could be damaged, potentially leading to an increase in customer litigation against us. Furthermore, to the extent we are unable to replace any recalled products, we may have to reduce our merchandise offerings, resulting in a decrease in sales, especially if a recall occurs near or during a peak seasonal period. If our vendors are unable or unwilling to recall products failing to meet our quality standards, we may be required to recall those products at a substantial cost to us.

Our business is sensitive to consumer spending and general economic conditions, and an economic slowdown could adversely affect our financial performance.

In general, our retail sales, and the retail sales of our business partners to whom we sell, represent discretionary spending by our customers and our business partners’ customers. Discretionary spending is affected by many factors, such as general business conditions, interest rates, availability of consumer credit, unemployment levels, taxation, weather and consumer confidence in future economic conditions. Our customers’ and our business partners’ customers’ purchases of discretionary items, including our products, often decline during periods when disposable income is lower or during periods of actual or perceived unfavorable economic conditions. If this occurs, our revenues and profitability will decline. In addition, economic downturns may make it difficult for us to accurately forecast future demand trends, which could cause us to purchase excess inventories, resulting in increases in our inventory carrying cost, or insufficient inventories, resulting in our inability to satisfy our customer demand and potential loss of market share.

Our business may be adversely affected by the loss or actions of our third-party vendors.

Our ability to find new qualified vendors who meet our standards and supply products in a timely and efficient manner can be a significant challenge, especially for goods sourced from outside the United States. Many of our vendors currently provide us with incentives such as volume purchasing allowances and trade discounts. If our vendors were to reduce or discontinue these incentives, costs would increase. Should we be unable to pass cost increases to consumers, our profitability would be reduced.

Because we rely heavily on our own manufacturing operations, disruptions at our manufacturing facilities could adversely affect our business, results of operations, cash flows and financial performance.

In 2013, we manufactured items representing approximately 32% of our net sales at wholesale (including sales to our retail operations). Any significant disruption in our manufacturing facilities, in the United States or abroad, for any reason, including regulatory requirements, the loss of certifications, power interruptions, fires, hurricanes, war or other force of nature, could disrupt our supply of products, adversely affecting our business, results of operations, cash flows and financial performance. The occurrence of one or more natural disasters, or other disruptive geo-political events, could also result in increases in fuel (or other energy) prices or a fuel shortage, the temporary or permanent closure of one or more of manufacturing or distribution centers, the temporary lack of an adequate work force in a market, the temporary or long-term disruption in the supply of products from some local and overseas suppliers, the temporary disruption in the transport of goods from overseas or delays in the delivery of goods to our distribution centers or stores or to third parties who purchase from us. If one or more of these events occurred, our revenues and profitability would be reduced.

Our business and results of operations may be harmed if our suppliers or third-party manufacturers fail to follow acceptable labor practices or to comply with other applicable laws and guidelines.

Many of the products sold in our stores and on our website are manufactured outside of the United States, which may increase the risk that the labor, manufacturing safety and other practices followed by the manufacturers of these products may differ from those generally accepted in the United States as well as those with which we are required to comply under many of our image or character licenses. Although we require each of our vendors to sign a purchase order and vendor agreement that requires adherence to accepted labor practices and compliance with labor, manufacturing safety and other laws and we test merchandise for product safety standards, we do not supervise, control or audit our vendors or the manufacturers that produce the merchandise we sell to our customers. The violation of labor, manufacturing safety or other laws by any of our vendors or manufacturers, or the divergence of the labor practices followed by any of our vendors or manufacturers from those generally accepted in the United States could interrupt or otherwise disrupt the shipment of finished products to us, damage our brand image, subject us to boycotts by our customers or activist groups or cause some of our licensors of popular images to terminate their licenses to us. Our future operations and performance will be subject to these factors, which are beyond our control and could materially hurt our business, financial condition and results of operations or require us to modify our current business practices or incur increased costs.

Our international operations subject us to additional risks, which risks and costs may differ in each country in which we do business and may cause our profitability to decline.

We conduct our business in a number of foreign countries, including contracting with manufacturers and suppliers located outside of the United States, many of which are located in Asia. We recently expanded our international operations through the acquisitions of the Christy’s Group, a U.K. based costume company, in September 2010, Riethmüller, a German distributor of party goods, in January 2011, Party City Canada, a Canadian retailer of party goods and outdoor toys, in July 2011 and Party Delights, a U.K. based e-commerce retailer, in March 2013, and we plan to continue to expand our international operations through acquisitions, investments in joint ventures and organic expansion. Our operations and financial condition may be adversely affected if the markets in which we compete or source our products are affected by changes in political, economic or other factors. These factors, over which we have no control, may include:

•	recessionary or expansive trends in international markets;

•	changes in foreign currency exchange rates, principally fluctuations in the Euro, British pound sterling, Mexican peso, Canadian dollar, Australian dollar, Malaysian ringgit and Chinese renminbi;

•	hyperinflation or deflation in the foreign countries in which we operate;

•	work stoppages or other employee rights issues;

•	the imposition of restrictions on currency conversion or the transfer of funds;

•	transportation delays and interruptions;

•	increases in the taxes we pay and other changes in applicable tax laws;

•	difficulty enforcing our intellectual property and competition against counterfeit goods;

•	legal and regulatory changes and the burdens and costs of our compliance with a variety of laws, including trade restrictions and tariffs; and

•	political and economic instability.

We may face risks associated with litigation and claims.

From time to time, we are involved in class actions and other lawsuits, claims and other proceedings relating to the conduct of our business, including but not limited to employee-related and consumer matters. Additionally, as a retailer and manufacturer of decorated party goods, we have been and may continue to be subject to product liability claims if the use of our products, whether manufactured by us or third party manufacturers, is alleged to have resulted in injury or if our products include inadequate instructions or warnings. Due to the uncertainties of litigation, we can give no assurance that we will prevail on all claims made against us in the lawsuits that we currently face or that additional claims will not be made against us in the future. While it is not feasible to predict the outcome of pending lawsuits and claims, we do not believe that any such matters are material or that the disposition thereof is likely to have a material adverse effect on our business, financial condition and results of operations, although the resolution in any reporting period of any matter could have an adverse effect on our operating results for that period. Also, we can give no assurance that any other lawsuits or claims brought in the future will not have a material adverse effect on our business, financial condition and results of operations.

We may require additional capital to fund our business, which may not be available to us on satisfactory terms or at all.

We currently rely on cash generated by operations and borrowings available under the credit facilities to meet our working capital needs. However, if we are unable to generate sufficient cash from operations or if borrowings available under the credit facilities are insufficient, we may be required to adopt one or more alternatives to raise cash, such as incurring additional indebtedness, selling our assets, seeking to raise additional equity capital or restructuring, which alternatives may not be available to us on satisfactory terms or at all. Any of the foregoing could have a material adverse effect on our business.

Our success depends on key personnel whom we may not be able to retain or hire.

The success of our business depends, to a large extent, on the continued service of our senior management team. Gerald C. Rittenberg, our Executive Chairman, and James M. Harrison, our Chief Executive Officer and President, have been with the Company for approximately 23 and 17 years, respectively. The loss of the services and leadership of either of these individuals could have a negative impact on our business, as we may not be able to find management personnel with similar experience and industry knowledge to replace either of them on a timely basis. We do not maintain key life insurance on any of our senior officers.

As our business expands, we believe that our future success will depend greatly on our continued ability to attract, motivate and retain highly skilled and qualified personnel. Although we generally have been able to meet our staffing requirements in the past, our ability to meet our labor needs while controlling costs is subject to external factors, such as unemployment levels, minimum wage legislation and changing demographics. Our inability to meet our staffing requirements in the future at costs that are favorable to us, or at all, could impair our ability to increase revenue, and our customers could experience lower levels of customer service.

We are subject to risks associated with leasing substantial amounts of space.

We lease all of our company-owned stores, our corporate headquarters and most of our distribution facilities. Payments under our leases account for a significant portion of our operating expenses and we expect payment obligations under our leases to account for a significant portion of our future operating expenses. The majority of our store leases contain provisions for base rent and a small number of store leases contain provisions for base rent, plus percentage rent based on sales in excess of an agreed upon minimum annual sales level. Our continued growth and success depends in part on our ability to renew leases for successful stores and negotiate leases for new stores, including temporary leases for our Halloween City stores. There is no assurance that we will be able to negotiate leases at similar or favorable terms, and we may decide not to enter a market or be forced to exit a market if a favorable arrangement cannot be made. If an existing or future store is not profitable and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease, including, among other things, paying the base rent for the balance of the lease term. Moreover, even if a lease has an early cancellation clause, we may not satisfy the contractual requirements for early cancellation under the lease.

Our business could be harmed if our existing franchisees do not conduct their business in accordance with agreed upon standards.

Our success depends, in part, upon the ability of our franchisees to operate their stores and promote and develop our store concept. Although our franchise agreements include certain operating standards, all franchisees operate independently and their employees are not our employees. We provide certain training and support to our franchisees, but the quality of franchise store operations may be diminished by any number of factors beyond our control. Consequently, franchisees may not successfully operate stores in a manner consistent with our standards and requirements, or may not hire and train qualified managers and other store personnel. If they do not, our image, brand and reputation could suffer.

Our information systems, order fulfillment and distribution facilities may prove inadequate or may be disrupted.

We depend on our management information systems for many aspects of our business. We will be materially adversely affected if our management information systems are disrupted or we are unable to improve, upgrade, maintain and expand our systems. In particular, we believe our perpetual inventory, automated replenishment and stock ledger systems are necessary to properly forecast, manage and analyze our inventory levels, margins and merchandise ordering quantities. We may fail to properly optimize the effectiveness of these systems, or to adequately support and maintain the systems. Moreover, we may not be successful in developing or acquiring technology that is competitive and responsive to our customers and might lack sufficient resources to make the necessary investments in technology needs and to compete with our competitors, which could have a material adverse impact on our business, results of operations, cash flows and financial performance.

In addition, we may not be able to prevent a significant interruption in the operation of our electronic order entry and information systems, e-commerce platform or manufacturing and distribution facilities due to natural disasters, accidents, systems failures or other events. Any significant interruption in the operation of these facilities, including an interruption caused by our failure to successfully expand or upgrade our systems or manage our transition to utilizing the expansions or upgrades, could reduce our ability to receive and process orders and provide products and services to our stores, third-party stores, and other customers, which could result in lost sales, cancelled sales and a loss of loyalty to our brand.

We may fail to adequately maintain the security of our electronic and other confidential information.

We have become increasingly centralized and dependent upon automated information technology processes. In addition, a portion of our business operations is now conducted over the Internet. We could experience operational problems with our information systems and e-commerce platform as a result of system failures, viruses, computer “hackers” or other causes. Any material disruption or slowdown of our systems could cause information, including data related to customer orders, to be lost or delayed, which could—especially if the disruption or slowdown occurred during a peak sales season—result in delays in the delivery of merchandise to our stores and customers or lost sales, which could reduce demand for our merchandise and cause our sales to decline.

In addition, in the ordinary course of our business, we collect and store certain personal information from individuals, such as our customers and suppliers, and we process customer payment card and check information, including via our e-commerce platform. Computer hackers may attempt to penetrate our computer system and, if successful, misappropriate personal information, payment card or check information or confidential Company business information. In addition, a Company employee, contractor or other third party with whom we do business may attempt to circumvent our security measures in order to obtain such information and may purposefully or inadvertently cause a breach involving such information. Any failure to maintain the security of our customers’ confidential information, or data belonging to us or our suppliers, could put us at a competitive disadvantage, result in deterioration in our customers’ confidence in us, subject us to potential litigation and liability, and fines and penalties, resulting in a possible material adverse impact on our business, results of operations, cash flows and financial performance.

Historically we have made a number of acquisitions, and we may make more acquisitions in the future as part of our growth strategy. Future acquisitions or investments could disrupt our ongoing business, distract management and employees, increase our expenses and adversely affect our business. In addition, we may not be able to identify suitable acquisitions.

We have made a number of recent acquisitions which have contributed to our growth. Acquisitions require significant capital resources and can divert management’s attention from our existing business. Acquisitions also entail an inherent risk that we could become subject to contingent or other liabilities, including liabilities arising from events or conduct predating the acquisition, that were not known to us at the time of acquisition. We may also incur significantly greater expenditures in integrating an acquired business than we had anticipated at the time of the acquisition, which could impair our ability to achieve anticipated cost savings and synergies. Acquisitions may also have unanticipated tax and accounting ramifications. Our failure to successfully identify and consummate acquisitions or to manage and integrate the acquisitions we make could have a material adverse effect on our business, financial condition or results of operations.

In addition, we may not be able to:

•	identify suitable acquisition candidates;

•	consummate acquisitions on acceptable terms;

•	successfully integrate any acquired business into our operations or successfully manage the operations of any acquired business; or

•	retain an acquired company’s significant customer relationships, goodwill and key personnel or otherwise realize the intended benefits of an acquisition.

In the event that the operations of an acquired business do not meet our performance expectations, we may have to restructure the acquired business or write-off the value of some or all of the assets of the acquired business.

Our intellectual property rights may be inadequate to protect our business.

We hold a variety of United States trademarks, service marks, patents, copyrights, and registrations and applications therefor, as well as a number of foreign counterparts thereto and/or independent foreign intellectual property asset registrations. In some cases, we rely solely on unregistered common law trademark rights and unregistered copyrights under applicable United States law to distinguish and/or protect our products, services and branding from the products, services and branding of our competitors. We cannot assure you that no one will challenge our intellectual property rights in the future. In the event that our intellectual property rights are successfully challenged by a third party, we could be forced to re-brand, re-design or discontinue the sale of certain of our products or services, which could result in loss of brand recognition and/or sales and could require us to devote resources to advertising and marketing new branding or re-designing our products. Further, we cannot assure you that competitors will not infringe our intellectual property rights, or that we will have adequate resources to enforce these rights. We also permit our franchisees to use a number of our trademarks and service marks, including Party City, The Discount Party Super Store, Party America and Halloween City. Our failure to properly control our franchisees’ use of such trademarks could adversely affect our ability to enforce them against third parties. A loss of any of our material intellectual property rights could have a material adverse effect on our business, financial condition and results of operations.

We license from many third parties and do not own the intellectual property rights necessary to sell products capturing many popular images, such as cartoon or motion picture characters. While none of these licenses is individually material to our aggregate business, a large portion of our business depends on the continued ability to license the intellectual property rights to these images in the aggregate. Any injury to our reputation or our inability to comply with, in many cases, stringent licensing guidelines in these agreements may adversely affect our ability to maintain these relationships. A termination of any of our significant intellectual property licenses, or any other similarly material limitation on our ability to use certain licensed material may prevent us from manufacturing and distributing certain licensed products and could cause our customers to purchase these products from our competitors. In addition, we may be unable to renew some of our significant intellectual property licenses on terms favorable to us or at all. A large aggregate loss of our right to use intellectual property under our license agreements could have a material adverse effect on our business, financial condition and results of operations.

We also face the risk of claims that we have infringed third parties’ intellectual property rights, which could be expensive and time consuming to defend, cause us to cease using certain intellectual property rights, redesign certain products or packaging or cease selling certain products or services, result in our being required to pay significant damages or require us to enter into costly royalty or licensing agreements in order to obtain the rights to use third parties’ intellectual property rights, which royalty or licensing agreements may not be available at all, any of which could have a negative impact on our operating profits and harm our future prospects.

Risks Related to Our Indebtedness

Our substantial indebtedness and lease obligations could adversely affect our financial flexibility and our competitive position.

As of December 31, 2013, we had total indebtedness of $1,852.1 million (exclusive of original issue discount and call premiums) and an additional $346.7 million of borrowing capacity available under the $400 million ABL Credit Agreement (“New ABL Facility”) (excluding $18.5 million of letters of credit outstanding as of December 31, 2013).

We also have, and will continue to have, significant lease obligations. As of December 31, 2013, our minimum aggregate rental obligation under operating leases for fiscal 2014 through 2018 totaled $537.0 million.

As of December 31, 2013, we had outstanding approximately $1,146.8 million in aggregate principal amount (exclusive of original issue discount and call premiums) of indebtedness under the Senior Credit Facilities that bears interest at a floating rate.

Our substantial level of indebtedness will increase the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to our indebtedness and any failure to comply with the obligations under any of our debt instruments, including restrictive covenants, could result in an event of default under the agreements governing such other indebtedness;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing funds available for working capital, capital expenditures, acquisitions, selling and marketing efforts, product development and other purposes;

•	increase our vulnerability to adverse economic and industry conditions, which could place us at a competitive disadvantage compared to our competitors that have relatively less indebtedness;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;

•	expose us to the risk of increasing rates as certain of our borrowings, including under the Senior Credit Facilities, will be at variable interest rates;

•	restrict us from making strategic acquisitions or cause us to make non-strategic divestitures; and

•	limit our ability to borrow additional funds, or to dispose of assets to raise funds, if needed, for working capital, capital expenditures, acquisitions, product development and other corporate purposes.

The occurrence of any one of these events could have an adverse effect on our business, financial condition, results of operations, prospects and ability to satisfy our obligations under our indebtedness.

Restrictions under our existing and future indebtedness may prevent us from taking actions that we believe would be in the best interest of our business.

The agreements governing our existing indebtedness contain and the agreements governing our future indebtedness will likely contain customary restrictions on us or our subsidiaries, including covenants that, among other things and subject to certain exceptions, restrict us or our subsidiaries, as the case may be, from:

•	incurring additional indebtedness or issuing disqualified stock;

•	paying dividends or distributions on, redeeming, repurchasing or retiring our capital stock;

•	making payments on, or redeeming, repurchasing or retiring indebtedness;

•	making investments, loans, advances or acquisitions;

•	entering into sale and leaseback transactions;

•	engaging in transactions with affiliates;

•	creating liens;

•	transferring or selling assets;

•	guaranteeing indebtedness;

•	creating restrictions on the payment of dividends or other amounts to us from our subsidiaries; and

•	consolidating, merging or transferring all or substantially all of our assets and the assets of our subsidiaries.

In addition, the New ABL Facility requires us to comply, under specific circumstances, including certain types of acquisitions, with a minimum fixed charge coverage ratio (as defined therein) covenant of 1.00 to 1.00. At December 31, 2013, such ratio was 1.53 to 1.00. Our ability to comply with this covenant can be affected by events beyond our control, and we may not be able to satisfy them. A breach of this covenant would be an event of default. If an event of a default occurs under the New ABL Facility, the New ABL Facility lenders could elect to declare all amounts outstanding under the New ABL Facility to be immediately due and payable or terminate their commitments to lend additional money, which would also lead to a cross-default and cross-acceleration of amounts owing under the $1,125.0 million Term Loan Credit Agreement (“New Term Loan Credit Agreement”) and would lead to an event of default under our $700 million senior notes (“New Senior Notes”) and Party City Holdco’s senior PIK toggle notes if any of the Senior Credit Facilities were accelerated. If the indebtedness under the Senior Credit Facilities or our other indebtedness were to be accelerated, our assets may not be sufficient to repay such indebtedness in full. We have pledged a significant portion of our assets as collateral under the Senior Credit Facilities.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. The Senior Credit Facilities and the indenture governing the New Senior Notes will restrict our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.

Our ability to repay our debt is affected by the cash flow generated by our subsidiaries.

Our subsidiaries own substantially all of our assets and conduct substantially all of our operations. Accordingly, repayment of our indebtedness will be dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each subsidiary is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. While the indenture governing the New Senior Notes limits the ability of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to certain qualifications and exceptions.

In addition, under certain circumstances, legal restrictions may limit our ability to obtain cash from our subsidiaries. Under the Delaware General Corporation Law (the “DGCL”), our subsidiaries organized in the State of Delaware may only make dividends (i) out of their “surplus” as defined in the DGCL or (ii) if there is no such surplus, out of their net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Under fraudulent transfer laws, certain of our subsidiaries may not pay dividends if the relevant entity is insolvent or is rendered insolvent thereby. The measures of insolvency for purposes of these fraudulent transfer laws vary depending upon the law applied in any proceeding to determine whether a fraudulent transfer has occurred. Generally, however, an entity would be considered insolvent if:

•	the sum of its debts, including contingent liabilities, was greater than the fair saleable value of all of its assets;

•	the present fair saleable value of its assets was less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature; or

•	it could not pay its debts as they became due.

While we believe that we and our relevant subsidiaries currently have surplus and are not insolvent, there can otherwise be no assurance that we and these subsidiaries will not become insolvent or will be permitted to make dividends in the future in compliance with these restrictions in amounts needed to service our indebtedness.

Significant interest rate changes could affect our profitability and financial performance.

Our earnings are affected by changes in interest rates as a result of our variable rate indebtedness under the New ABL Facility and the New Term Loan Credit Agreement. The interest rate swap agreements that we use to manage the risk associated with fluctuations in interest rates may not be able to fully eliminate our exposure to these changes.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The Company maintains the following facilities for its corporate and retail headquarters and to conduct its principal design, manufacturing and distribution operations:

Location	Principal Activity	Square Feet	Owned or Leased (With Expiration Date)
Elmsford, New York	Executive and other corporate offices, show rooms, design and art production for party products	119,469 square feet	Leased (expiration date: December 31, 2021)
Rockaway, New Jersey	Party City corporate offices	106,000 square feet	Leased (expiration date: July 31, 2017)
Eden Prairie, Minnesota	Manufacture of metallic balloons and accessories	115,600 square feet	Owned
Eden Prairie, Minnesota	Manufacture of retail, trade show and showroom fixtures	15,324 square feet	Leased (expiration date: July 31, 2015)
Harriman, New York	Manufacture of paper napkins	74,400 square feet	Leased (expiration date: March 31, 2016)
Louisville, Kentucky	Manufacture and distribution of paper plates	189,175 square feet	Leased (expiration date: March 31, 2018)
Newburgh, New York	Manufacture of paper napkins and cups	52,400 square feet	Leased (expiration date: May 31, 2015)
East Providence, Rhode Island	Manufacture and distribution of plastic plates, cups and bowls	229,230 square feet(1)	Leased (expiration date: April 26, 2016)
Tijuana, Mexico	Manufacture and distribution of party products	135,000 square feet	Leased(2)
Melaka, Malaysia	Manufacture and distribution of latex balloons	100,000 square feet	Leased (expiration date: May 30, 2072)
Chester, New York (3)	Distribution of party and gift products	896,000 square feet	Owned
Edina, Minnesota	Distribution of metallic balloons and accessories	122,312 square feet	Leased (expiration date: December 31, 2015)
Milton Keynes, Buckinghamshire, England	Distribution of party products throughout Europe	130,858 square feet	Leased (expiration date: June 30, 2017)
Naperville, Illinois	Distribution of party goods for e-commerce sales	440,343 square feet	Leased (expiration date: December 31, 2018)
Kircheim unter Teck, Germany	Distribution of party goods	215,000 square feet	Owned
Blackstown, Australia	Distribution of party goods	27,631 square feet	Leased (expiration date: November 12, 2014)
Atlanta, Georgia	Office and storage facilities	15,012 square feet	Leased (expiration date: June 30, 2016)
Toronto, Canada	Office and distribution of party goods	64,000 square feet	Leased (expiration date: July 14, 2014)
Livonia, Michigan	Office and distribution of party goods for Halloween City	89,780 square feet	Leased (expiration date: May 31, 2019)
Pleasanton, California	Office for retail e-commerce sales	11,278 square feet	Leased (expiration date: June 18, 2015)

(1)	This figure represents an industrial park, which includes a 48,455 square foot office and warehouse.
(2)	Property is comprised of two buildings with various lease expiration dates through April 1, 2017.
(3)	Property is subject to a lien mortgage note in the original principal amount of $10.0 million with the New York State Job Development Authority. The lien mortgage note was amended on December 24, 2009. The amended mortgage note for $5.6 million was extended for a period of 60 months and requires fixed monthly payments of principal and interest. At December 31, 2013 and December 31, 2012, the lien mortgage note had balances of $1.2 million and $2.4 million, respectively.

In addition to the facilities listed above, we maintain smaller distribution facilities in Canada and Mexico and sourcing offices in China and Hong Kong. We also maintain sales offices in Australia, Canada, Hong Kong and Japan and showrooms in New York, California, Georgia, Texas, Canada and Hong Kong.

As of December 31, 2013, Company-owned and franchised retail stores (including outlet stores) were located in the following states and Puerto Rico:

State	Company-owned	Franchise	Chain-wide
Alabama	1	8	9
Arizona	0	17	17
Arkansas	0	3	3
California	95	15	110
Colorado	13	1	14
Connecticut	10	2	12
Delaware	1	1	2
Florida	62	10	72
Georgia	30	1	31
Hawaii	0	2	2
Illinois	54	0	54
Indiana	24	0	24
Iowa	8	0	8
Kansas	2	4	6
Kentucky	7	0	7
Louisiana	3	8	11
Maine	3	0	3
Maryland	12	12	24
Massachusetts	28	0	28
Michigan	29	0	29
Minnesota	0	21	21
Mississippi	0	3	3
Missouri	17	1	18
Montana	0	1	1
Nebraska	4	0	4
Nevada	6	0	6
New Hampshire	7	0	7
New Jersey	27	2	29
New Mexico	0	3	3
New York	50	13	63
North Carolina	1	19	20
North Dakota	0	3	3
Ohio	31	0	31
Oklahoma	2	0	2
Oregon	0	2	2
Pennsylvania	14	17	31
Puerto Rico	0	5	5
Rhode Island	3	0	3
South Carolina	3	6	9
Tennessee	6	7	13
Texas	49	16	65
Vermont	1	0	1
Virginia	13	8	21
Washington	12	1	13
West Virginia	1	0	1
Wisconsin	12	0	12

Total	641	212	853

Additionally, at December 31, 2013, there were 34 company-owned retail stores in Canada. In 2013, the Company operated approximately 350 temporary Halloween stores, under the Halloween City banner, in the U.S. and Canada. Under this program, we operate temporary stores under short-term leases with terms of approximately four months, to cover the early September through October Halloween season.

We lease the property for all of our company-owned stores. We do not believe that any individual store property is material to our financial condition or results of operations. Of the leases for the company-owned stores at December 31, 2013, 110 expire in 2014, 66 expire in 2015, 62 expire in 2016, 64 expire in 2017, 98 expire in 2018 and the balance expire in 2019 or thereafter. We have options to extend many of these leases for a minimum of five years.

We believe that our properties have been adequately maintained, are in generally good condition and are suitable for our business as presently conducted. We believe our existing manufacturing facilities provide sufficient production capacity for our present needs and for our anticipated needs in the foreseeable future. To the extent such capacity is not needed for the manufacture of our products, we generally use such capacity for the manufacture of products for others pursuant to terminable agreements. All manufacturing and distribution facilities generally are used on a basis of two shifts per day. We also believe that, upon the expiration of our current leases, we will be able either to secure renewal terms or to enter into leases for alternative locations at market terms.

Item 3.	Legal Proceedings

From time to time, we are subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, as of the date of this filing, we do not believe we are party to any claim or litigation, the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no public trading market for the Company’s common stock or the common stock of Party City Holdco. As of the close of business on December 31, 2013, there was one holder of record of the Company’s common stock and there were 74 holders of record of Party City Holdco’s common stock.

Dividends

Most of our indebtedness contains restrictions on our activities, including restricting dividends. Any future determination relating to the dividend policies of the Company and Party City Holdco will be made at the discretion of their boards of directors and will depend on a number of factors, including future earnings, capital requirements, financial conditions, future prospects, contractual restrictions and covenants and other factors that the companies’ boards of directors may deem relevant.

Issuer Purchases of Equity Securities

Under the terms of Party City Holdco’s stockholders’ agreement, Party City Holdco has an option to purchase all of the shares of common stock held by former management stockholders, as defined, and, under certain circumstances, former management stockholders can require Party City Holdco to purchase all of the shares held by them. The purchase price as prescribed in the stockholders’ agreement is to be determined in good faith by Party City Holdco’s Board of Directors.

Equity Compensation Plan Information

The following table sets forth certain information, as of December 31, 2013, concerning Party City Holdco’s 2012 Omnibus Equity Incentive Plan (1);

	(a)	(b)	(c)
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	2,547.00	$14,916	1,159.00
Equity compensation plans not approved by security holders	—	—	—

Total	2,547.00	$14,916	1,159.00

(1)	See Note 12 to our consolidated financial statements included herein for a description of our equity incentive plans.

Item 6.	Selected Consolidated Financial Data

The following table sets forth selected historical consolidated financial data for the periods ended and at the dates indicated below. Our selected historical consolidated financial data as of December 31, 2012 and December 31, 2013 and for the period from July 28, 2012 to December 31, 2012, the period from January 1, 2012 to July 27, 2012 and the years ended December 31, 2011 and December 31, 2013 presented in this table has been derived from our historical audited consolidated financial statements included elsewhere in this filing. Our selected historical consolidated financial data for the years ended December 31, 2009 and December 31, 2010 were derived from our audited consolidated financial statements that are not included in this filing.

As a result of the Transaction, the financial information for the period after July 27, 2012 represents the financial information of the “Successor” company. Prior to, and including, July 27, 2012, the consolidated financial statements include the accounts of the “Predecessor” company. Due to the change in the basis of accounting resulting from the application of the acquisition method of accounting and push-down accounting, the Predecessor’s consolidated financial statements and the Successor’s consolidated financial statements are not necessarily comparable.

The historical results presented below are not necessarily indicative of the results to be expected for any future period. The following information should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the notes thereto contained elsewhere in this filing.

	Fiscal Year Ended December 31,			Period from January 1 to July 27, 2012	Period from July 28 to December 31, 2012	Fiscal Year Ended December 31, 2013 (3)
	2009	2010 (1)	2011 (2)
	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)	(Successor)	(Successor)
	(dollars in thousands)
Income Statement Data:
Revenues:
Net sales	$1,467,324	$1,579,677	$1,852,869	$930,903	$964,330	$2,026,272
Royalties and franchise fees	19,494	19,417	19,106	9,281	9,312	18,841

Total revenues	1,486,818	1,599,094	1,871,975	940,184	973,642	2,045,113
Expenses:
Cost of sales (4)	899,041	943,058	1,118,973	574,048	636,410	1,259,188
Wholesale selling expenses	39,786	42,725	57,905	31,568	28,096	68,102
Retail operating expenses	261,691	296,891	325,332	166,047	172,168	369,996
Franchise expenses	11,991	12,269	13,685	6,579	6,128	13,320
General and administrative expenses (5)	119,193	134,392	138,074	101,502	65,890	146,094
Art and development costs	13,243	14,923	16,636	10,824	8,201	19,311
Impairment of trade name (6)	—	27,400	—	—	—	7,500

Income from operations	141,873	127,436	201,370	49,616	56,749	161,602
Interest expense, net	41,481	40,850	77,743	41,970	62,062	129,826
Other (income) expense, net (7)	(32)	4,208	1,476	22,245	1,593	18,478

Income (loss) before income taxes	100,424	82,378	122,151	(14,599)	(6,906)	13,298
Income tax expense (benefit)	37,673	32,945	45,741	403	(1,322)	500

Net income (loss)	62,751	49,433	76,410	(15,002)	(5,584)	12,798
Less: net income attributable to noncontrolling interests	198	114	135	96	60	224

Net income (loss) attributable to Party City Holdings Inc.	$62,553	$49,319	$76,275	$(15,098)	$(5,644)	$12,574

Statement of Cash Flow Data
Net cash provided by (used in)
Operating activities (8)	$123,942	$61,168	$161,264	$(18,126)	$(10,944)	$135,766
Investing activities (8)	(54,358)	(102,766)	(138,909)	(31,824)	(1,578,553)	(112,522)
Financing activities (8)	(70,157)	46,515	(19,784)	33,318	1,604,767	(18,479)

	Year Ended December 31,			Period from January 1 to July 27, 2012	Period from July 28 to December 31, 2012	Year Ended December 31, 2013 (3)
	2009	2010 (1)	2011 (2)
	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)	(Successor)	(Successor)
	(dollars in thousands)
Other Financial Data:
Adjusted EBITDA (9)	$192,113	$230,618	$275,466	$116,982	$175,329	$320,775
Adjusted EBITDA margin (9)	12.9%	14.4%	14.7%	12.4%	18.0%	15.7%
Number of company-owned Party City stores (10)	382	439	487	—	600	674
Capital expenditures	$26,195	$49,623	$44,483	$28,864	$16,376	$61,241
Party City brand comp sales (11)	(3.3%)	3.6%	9.5%			2.9%
Share of shelf (12)	49.3%	58.7%	60.5%	64.7%	63.7%	67.5%
Balance Sheet Data (at end of period):
Cash and cash equivalents	$15,420	$20,454	$22,053	$—	$20,899	$25,487
Working capital (13)	162,243	189,993	226,277	—	387,858	403,267
Total assets	1,480,501	1,653,151	1,750,338	—	3,283,319	3,319,574
Total debt (14)	651,433	1,000,256	982,258	—	1,851,517	1,837,745
Redeemable common securities	18,389	18,089	36,939	—	22,205	23,555
Total equity (14)	479,122	256,422	326,091	—	787,450	803,327

(1)	The acquisitions of Designware and the Christy’s Group are included in the financial statements from their acquisition dates (March 1, 2010 and September 30, 2010, respectively).
(2)	The acquisitions of Riethmüller and Party City Canada are included in the financial statements from their acquisition dates (January 30, 2011 and July 29, 2011, respectively).
(3)	The acquisitions of Party Delights and iParty are included in the financial statements from their acquisition dates (March 13, 2013 and May 9, 2013, respectively).
(4)	As a result of the Transaction, the Company applied the acquisition method of accounting and increased the value of its inventory by $89.8 million as of July 28, 2012. Such adjustment increased the Company’s cost of sales during 2013 and the period from July 28, 2012 to December 31, 2012 by $25.2 million and $58.6 million, respectively, as the related inventory was sold.
(5)	In conjunction with the Transaction, the Company recorded $8.4 million of transaction costs in general and administrative expenses during the period from January 1, 2012 to July 27, 2012. Additionally, the Transaction accelerated the vesting of certain of the Company’s stock options and during the period from January 1, 2012 to July 27, 2012 the Company recorded $2.1 million of expense in general and administrative expenses. Further, due to the vesting of such stock options, the Company made payments in lieu of dividends to the holders of such options and during the period from January 1, 2012 to July 27, 2012, the Company recorded a $16.1 million charge in general and administrative expenses.
(6)	In conjunction with the Transaction, the Company applied the acquisition method of accounting and allocated the $2.7 billion acquisition price to various tangible and intangible assets, including the Company’s Halloween City trade name. The value that was ascribed to the trade name was based on the number of Halloween City stores that the Company expected to open during each subsequent Halloween selling season and the expected performance of such stores. The number of stores that the Company opens during a season is driven by many factors, including the availability of suitable locations. During 2013, the Company made a strategic decision to open fewer temporary Halloween City stores and the Company expects to take a similar approach in 2014. As a result of a change in store performance and the Company’s decision to open fewer Halloween City stores than assumed in 2012, during 2013 the Company lowered the value of its Halloween City trade name by recording a $7.5 million impairment charge. During 2010, the Company implemented a plan to convert and rebrand its company-owned FCPO stores to Party City stores. As a result, the Company recorded a charge for the impairment of the Factory Card & Party Outlet trade name in the amount of $27.4 million in the fourth quarter of 2010.

(7)	During February 2013, the Company amended the New Term Loan Credit Agreement. In conjunction with that amendment, the Company wrote-off $5.9 million of costs that had been capitalized during the initial issuance of the debt. Additionally, the Company wrote-off $2.3 million of the net original issuance discount that existed as of the time of that amendment. Also, in conjunction with that amendment, the Company expensed $2.5 million of a call premium and $1.6 million of investment banking and legal fees. In conjunction with the Transaction, the Company recorded $19.7 million of transaction costs in other expense, net during the period from January 1, 2012 to July 27, 2012. Additionally, the period from January 1, 2012 to July 27, 2012 included $2.5 million in costs as a result of the termination of an initial public offering. In connection with the refinancing of the Company’s revolving and term debt credit facilities in August and December 2010, the Company wrote off $2.4 million of deferred finance charges during 2010.
(8)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity” for a discussion of 2013 cash flows.
(9)	We present adjusted EBITDA as a supplemental measure of our operating performance. We define EBITDA as net income (loss) before interest expense, net, income taxes, depreciation and amortization. We define adjusted EBITDA as EBITDA, as further adjusted to eliminate the impact of certain items that we do not consider indicative of our ongoing operating performance. These further adjustments are itemized below. We present adjusted EBITDA as a supplemental measure of our performance. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating adjusted EBITDA you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

We present adjusted EBITDA because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we use adjusted EBITDA: (i) as a factor in determining incentive compensation, (ii) to evaluate the effectiveness of our business strategies and (iii) because the credit facility uses adjusted EBITDA to measure compliance with certain covenants.

We also include information concerning adjusted EBITDA margin, which is defined as the ratio of adjusted EBITDA to revenue. We present adjusted EBITDA margin because it is used by management as a performance measurement to judge the level of adjusted EBITDA generated from revenue.

Adjusted EBITDA and adjusted EBITDA margin have limitations as analytical tools. Some of these limitations are:

•	adjusted EBITDA and adjusted EBITDA margin do not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	adjusted EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our indebtedness;

•	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and adjusted EBITDA does not reflect any cash requirements for such replacements;

•	non-cash compensation is and will remain a key element of our overall long-term incentive compensation package, although we exclude it as an expense when evaluating our ongoing operating performance for a particular period;

•	adjusted EBITDA does not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of our ongoing operations; and

•	other companies in our industry may calculate adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

Because of these limitations, adjusted EBITDA and adjusted EBITDA margin should not be considered in isolation or as substitutes for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using adjusted EBITDA and adjusted EBITDA margin only on a supplemental basis. The reconciliations from net income (loss) to adjusted EBITDA for the periods presented is as follows:

	Year Ended December 31,						Period from January 1 to July 27, 2012		Period from July 28 to December 31, 2012		Year Ended December 31, 2013
	2009		2010		2011
	(Predecessor)		(Predecessor)		(Predecessor)		(Predecessor)		(Successor)		(Successor)
	(dollars in thousands)
Net income (loss)	$62,751		$49,433		$76,410		$(15,002)		$(5,584)		$12,798
Interest expense, net	41,481		40,850		77,743		41,970		62,062		129,826
Income taxes	37,673		32,945		45,741		403		(1,322)		500
Depreciation and amortization	44,382		49,418		59,631		33,915		49,837		94,624

EBITDA	186,287		172,646		259,525		61,286		104,993		237,748
Equity based compensation	882		6,019		1,397		3,375		—		2,137
Non-cash purchase accounting adjustments	(1,556)		1,244		—		—		58,626	(a)	25,229	(a)
Management fee	1,248	(b)	1,248	(b)	1,248	(b)	713	(b)	1,292	(b)	3,000	(b)
Impairment charges	—		27,997	(c)	87		—		—		7,822	(c)
Restructuring, retention and severance	2,670		1,780		2,513		355		784		4,673
Payment in lieu of dividend	—		9,395	(d)	617	(d)	16,533	(d)	—		—
Refinancing charges	—		2,448		—		—		—		12,295	(e)
Deferred rent	1,763		4,500		7,467		3,344		6,335		17,055
Estimated business interruption proceeds	—		—		—		—		2,000		500
Transaction costs	—		—		—		28,582	(f)	—		—
Corporate development expenses	270		1,660		2,471		2,395		351		4,828
Other	549		1,681		141		399		948		5,488

Adjusted EBITDA	$192,113		$230,618		$275,466		$116,982		$175,329		$320,775

(a)	As a result of the Transaction, the Company applied the acquisition method of accounting and increased the value of its inventory by $89.8 million as of July 28, 2012. Such adjustment increased the Company’s cost of sales during 2013 and the period from July 28, 2012 to December 31, 2012 by $25.2 million and $58.6 million, respectively, as the related inventory was sold.
(b)	Represents management fees paid.
(c)	In conjunction with the Transaction, the Company applied the acquisition method of accounting and allocated the $2.7 billion acquisition price to various tangible and intangible assets, including the Company’s Halloween City trade name. The value that was ascribed to the trade name was based on the number of Halloween City stores that the Company expected to open during each subsequent Halloween selling season and the expected performance of such stores. The number of stores that the Company opens during a season is driven by many factors, including the availability of suitable locations. During 2013, the Company made a strategic decision to open fewer temporary Halloween City stores and the Company expects to take a similar approach in 2014. As a result of a change in store performance and the Company’s decision to open fewer Halloween City stores than assumed in 2012, during 2013 the Company lowered the value of its Halloween City trade name by recording a $7.5 million impairment charge. During 2010, the Company implemented a plan to convert and rebrand its company-owned FCPO stores as Party City stores. As a result, the Company recorded a charge for impairment of the FCPO trade name in the amount of $27.4 million in the fourth quarter of 2010.

(d)	In December 2010, a one-time cash dividend was declared. In addition, holders of unvested options at the declaration date would receive a distribution when the options vested. At the time of the Transaction, certain outstanding stock options became fully vested and distributions were made in the amount of $16.1 million. Further, prior to the Transaction, during 2012 certain outstanding stock options became fully vested and the Company made distributions in the amount of $0.4 million. The Company recorded charges equal to such amounts in general and administrative expenses during the period from January 1, 2012 to July 27, 2012.
(e)	During February 2013, the Company amended the New Term Loan Credit Agreement. In conjunction with that amendment, the Company wrote-off $5.9 million of costs that had been capitalized during the initial issuance of the debt. Additionally, the Company wrote-off $2.3 million of the net original issuance discount that existed as of the time of that amendment. Also, in conjunction with that amendment, the Company expensed $2.5 million of a call premium and $1.6 million of investment banking and legal fees.
(f)	In conjunction with the Transaction, the Company incurred certain costs. See Note 5 to the audited consolidated financial statements which are included elsewhere in this filing.
(10)	Data as of December 31, 2013 includes all 54 stores that were acquired from iParty and which were converted to the Party City banner at such date.
(11)	Party City brand comp sales include e-commerce, Canadian sales and all sales for FCPO and Party Packagers stores converted to the Party City format and excludes iParty store sales.
(12)	Represents the percentage of product costs included in cost of goods sold by our domestic permanent stores (excluding iParty stores) and domestic e-commerce operations which relate to products supplied by our wholesale operations.
(13)	As a result of the Transaction, the Company applied the acquisition method of accounting and increased the value of its inventory as of July 28, 2012. At December 31, 2013 and December 31, 2012, $5.9 million and $31.1 million, respectively, of the adjustment was included in inventory.
(14)	Excludes redeemable common securities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward Looking Statements

From time to time we make forward-looking statements that use words such as the company “believes,” “anticipates,” “expects,” “targets,” “estimates,” “intends,” “will,” “may” or “plans” and similar expressions. These forward-looking statements reflect our current expectations and are based upon data available to us at the time the statements were made. Examples of forward-looking statements include, but are not limited to, statements we make regarding (i) our target percentage for the selection of Amscan merchandise offered in Party City stores, (ii) our belief that our cash generated by operating activities, the remaining funds under the credit facilities and existing cash and cash equivalents will be sufficient to meet our liquidity needs over the next 12 months and (iii) anticipated benefits expected to be realized from recent acquisitions.

Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from expectations. These risks, as well as other risks and uncertainties, are detailed in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this filing. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this filing may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. All forward-looking statements in this filing are qualified by these cautionary statements and are made only as of the date of this filing. Any such forward-looking statements, whether made in this filing or elsewhere, should be considered in context with the various disclosures made by us about our business. The following risks related to our business, among others, could cause actual results to differ materially from those described in the forward-looking statements:

•	our ability to compete effectively in a competitive industry;

•	fluctuations in commodity prices;

•	adequacy of helium supplies;

•	our ability to appropriately respond to changing merchandise trends and consumer preferences;

•	successful implementation of our store growth strategy;

•	decreases in our Halloween sales;

•	disruption to the transportation system or increases in transportation costs;

•	product recalls or product liability;

•	economic slowdown affecting consumer spending and general economic conditions;

•	loss or actions of third party vendors and loss of the right to use licensed material;

•	disruptions at our manufacturing facilities;

•	failure by suppliers or third-party manufacturers to follow acceptable labor practices or to comply with other applicable laws and guidelines;

•	our international operations subjecting us to additional risks;

•	potential litigation and claims;

•	lack of available additional capital;

•	our inability to retain or hire key personnel;

•	risks associated with leasing substantial amounts of space;

•	failure of existing franchisees to conduct their business in accordance with agreed upon standards;

•	adequacy of our information systems, order fulfillment and distribution facilities;

•	our ability to adequately maintain the security of our electronic and other confidential information;

•	our inability to successfully identify and integrate acquisitions;

•	adequacy of our intellectual property rights;

•	risks related to our substantial indebtedness; and

•	the other factors set forth under “Risk Factors.”

You should not unduly rely on these forward-looking statements, which speak only as of the date of this filing. Unless required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise. You should, however, review the factors and risks we describe in the reports we will file from time to time with the SEC after the date of this filing.

Effect of the Transaction

On July 27, 2012, Merger Sub merged into PCHI, with PCHI being the surviving entity (“the Transaction”). As a result of the Transaction, the financial information for the period after July 27, 2012 represents the financial information of the “Successor” company. Prior to, and including, July 27, 2012, the consolidated financial statements include the accounts of the “Predecessor” company. Due to the change in the basis of accounting resulting from the application of the acquisition method of accounting and push-down accounting (see Note 1 to the audited consolidated financial statements, which are included elsewhere in this filing for further discussion), the Predecessor’s consolidated financial statements and the Successor’s consolidated financial statements are not necessarily comparable. The change in basis resulting from the Transaction did not impact net sales, royalties and franchise fees or retail operating expenses and, for those accounts, comparing full-year 2013 results to full-year 2012 results and comparing full-year 2012 results to full-year 2011 results provides meaningful comparison. However, for all other accounts, to the extent that the change in basis had a material impact on our results during the Successor period, we have disclosed such impact in “Results of Operations”. Certain amounts in this filing combine the results of the Predecessor and the Successor. Such combination was performed by mathematical addition and does not comply with GAAP, although we believe it provides a meaningful method of comparison for certain accounts. The data is being presented for analytical purposes only. Combined operating results (i) have not been prepared on a pro forma basis as if the Transaction occurred on the first day of the period, (ii) may not reflect the actual results we would have achieved absent the Transaction and (iii) may not be predictive of future results of operations.

Business Overview

Our Company

We are the leading party goods retailer by revenue in North America and, we believe, the largest vertically integrated supplier of decorated party goods globally, based on revenues, with multiple levers to drive future growth across channels, products and geographies. With approximately 880 locations, we have the only coast-to-coast network of party superstores in the U.S. and Canada that make it easy and fun to enhance special occasions with a differentiated shopping experience and an unrivaled assortment of innovative and exciting merchandise offered at a compelling value. Through a series of acquisitions between 2005 and 2010, we built a powerful retail operation that captures the full manufacturing-to-retail margin on a significant portion of the products sold in our stores. We believe we are the largest global designer, manufacturer and distributor of decorated party supplies, by revenue, with products found in over 40,000 retail outlets worldwide, including our own stores as well as independent party supply stores, mass merchants, grocery retailers, dollar stores and others. Our category-defining retail concept, multi-channel reach, widely recognized brands, broad and deep product offering, and low-cost global sourcing model are, we believe, significant competitive advantages. We believe these characteristics position us for continued organic and acquisition-led growth and margin expansion.

How We Assess the Performance of Our Company

In assessing the performance of our company, we consider a variety of performance and financial measures for our two operating segments, Retail and Wholesale. These key measures include revenues and gross profit, comparable retail same-store sales and operating expenses. We also review other metrics such as adjusted EBITDA and adjusted EBITDA margin. For a discussion of our use of these measures and a reconciliation of adjusted EBITDA to net income (loss), please refer to “Selected Consolidated Financial Data.”

Segments

Our Wholesale segment generates revenues globally through sales of Amscan, Designware, Anagram, Costumes USA and other party supplies to party goods superstores, including our company-owned and franchised stores, other party goods retailers, dollar stores, mass merchants, independent card and gift stores and other retailers and distributors throughout the world. Sales to domestic and international customers accounted for 80% and 20%, respectively, of our total wholesale sales in 2013.

Our Retail segment generates revenues from the sale of merchandise to the end consumer through our chain of company-owned party goods stores, online through our e-commerce websites, including PartyCity.com, and through our chain of temporary Halloween City locations. Franchise revenues include royalties on franchise retail sales and franchise fees charged for the initial franchise award and subsequent renewals. Our retail sales of party goods are fueled by everyday events such as birthdays, various seasonal events and other special occasions occurring throughout the year. In addition, through Halloween City, our temporary Halloween business, we seek to maximize our Halloween seasonal opportunity. As a result, in 2013, our Halloween business represented approximately 25% of our total domestic retail sales, generally occurring in a five-week selling season ending on October 31. We expect to continue to generate a significant portion of our retail sales during the Halloween selling season.

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

Revenues from our wholesale operations represent the sale of our products to third parties, less rebates, discounts and other allowances. The terms of our wholesale sales are generally free-on-board (“FOB”) shipping point, and revenue is recognized when goods are shipped. We estimate reductions to revenues for volume-based rebate programs and subsequent credits at the time sales are recognized. Intercompany sales from our wholesale operations to our retail stores are eliminated in our consolidated total revenues.

Comparable Retail Same-Store Sales. The growth in same-store sales represents the percentage change in same-store sales in the period presented compared to the prior year. Same-store sales exclude the net sales of a store for any period if the store was not open during the same period of the prior year. Comparable sales are calculated based upon stores that were open at least thirteen full months as of the end of the applicable reporting period. When a store is reconfigured or relocated within the same general territory, the store continues to be treated as the same store. If, during the period presented, a store was closed, sales from that store up to and including the closing day are included as same-store sales as long as the store was open during the same period of the prior year. Converted FCPO and Party Packagers stores are included in Party City’s same-store sales immediately following conversion. Same-store sales for the Party City brand include retail e-commerce sales. iParty stores will be included in Party City’s same-store sales after the completion of thirteen full months following the acquisition.

Cost of Sales. Cost of sales at wholesale reflects the production costs (i.e., raw materials, labor and overhead) of manufactured goods and the direct cost of purchased goods, inventory shrinkage, inventory adjustments, inbound freight to our manufacturing and distribution facilities, distribution costs and outbound freight to get goods to our wholesale customers. At retail, cost of sales reflects the direct cost of goods purchased from third parties and the production or purchase costs of goods acquired from our wholesale operations. Retail cost of sales also includes inventory shrinkage, inventory adjustments, inbound freight, occupancy costs related to store operations (such as rent and common area maintenance, utilities and depreciation on assets) and all logistics costs associated with our retail e-commerce business.

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

As a result of the Transaction, we applied the acquisition method of accounting and increased the value of our inventory by $89.8 million as of July 28, 2012. The adjustment principally reflects the previously deferred wholesale margin on inventory supplied to our retail operations at July 27, 2012. Such adjustment increased our cost of sales during the period from July 28, 2012 to December 31, 2012 by $58.6 million, and during 2013 by $25.2 million, as the related inventory was sold. Further, during the application of the acquisition method of accounting, we increased the values of our property, plant and equipment and certain intangible assets. The impact of such adjustments on depreciation expense and amortization expense increased our cost of sales during the period from July 28, 2012 to December 31, 2012 by $15.4 million and by $25.9 million during 2013.

Wholesale Selling Expenses. Wholesale selling expenses include the costs associated with our wholesale sales and marketing efforts, including merchandising and customer service. Costs include the salaries and benefits of the related work force, including sales-based bonuses and commissions. Other costs include catalogues, showroom rent, travel and other operating costs. Certain selling expenses, such as sales-based bonuses and commissions, vary in proportion to sales, while other costs vary based on other factors, such as our marketing efforts, or are largely fixed and do not necessarily increase as sales volumes increase.

Retail Operating Expenses. Retail operating expenses include all of the costs associated with retail store operations, excluding occupancy-related costs included in cost of sales. Costs include store payroll and benefits, advertising, supplies and credit card costs. Retail expenses are largely variable but do not necessarily vary in proportion to net sales.

Franchise Expenses. Franchise expenses include the costs associated with operating our franchise network, including salaries and benefits of the administrative work force and other administrative costs. These expenses generally do not vary proportionally with royalties and franchise fees.

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

In conjunction with the Transaction, we incurred transaction costs that were recorded in general and administrative expenses. Additionally, the Transaction accelerated the vesting of certain stock options and we recorded a charge in general and administrative expenses. Further, due to the vesting of such stock options, we made payments in lieu of dividends to the holders of such options and recorded a charge in general and administrative expenses. See “—Results of Operations” for further discussion of these charges.

Art and Development Costs. Art and development costs include the costs associated with art production, creative development and product management. Costs include the salaries and benefits of the related work force. These expenses generally do not vary proportionally with net sales.

Adjusted EBITDA. We define EBITDA as net income (loss) before interest expense, net, income taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA, as further adjusted to eliminate the impact of certain items that we do not consider indicative of our ongoing operating performance. We caution investors that amounts presented in accordance with our definition of Adjusted EBITDA may not be comparable to similar measures disclosed by other issuers, because not all issuers and analysts calculate Adjusted EBITDA in the same manner. We present Adjusted EBITDA because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we use Adjusted EBITDA: (i) as a factor in determining incentive compensation, (ii) to evaluate the effectiveness of our business strategies and (iii) because the credit facility uses Adjusted EBITDA to measure compliance with certain covenants.

Executive Overview

Our recent financial results demonstrate continued growth and profitability enhancements in a difficult economic environment. During 2013, including the impact of the iParty and Party Delights acquisitions (see below), revenues grew by 6.9%. During 2012, we posted revenue growth despite the adverse impact of Super Storm Sandy during the all-important Halloween weekend shopping period. Super Storm Sandy’s adverse impact on 2012 net sales is estimated at approximately $10 million.

Other Factors Affecting Our Results

Other important events that have impacted or will impact the results presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” include:

Transaction-Related Costs. As a result of the Transaction, we applied the acquisition method of accounting and increased the value of its inventory by $89.8 million as of July 28, 2012. The adjustment principally reflects the previously deferred wholesale margin on inventory supplied to our retail operations at July 27, 2012. The adjustment increased our cost of sales during the period from July 28, 2012 to December 31, 2012 by $58.6 million, and during 2013 by $25.2 million, as the related inventory was sold. Such amount was added back to EBITDA when arriving at Adjusted EBITDA. For a discussion of our use of Adjusted EBITDA and a reconciliation to net income (loss), please refer to “Selected Consolidated Financial Data.”

Additionally, as a result of the Transaction, we applied the acquisition method of accounting and recorded our property, plant and equipment and intangible assets at fair value. The impact of such adjustments on depreciation expense and amortization expense increased our cost of sales during the period from July 28, 2012 to December 31, 2012 and during 2013 by $15.4 million and $25.9 million, respectively. The impact of such adjustments on depreciation and amortization expense increased wholesale selling expenses during the period from July 28, 2012 to December 31, 2012 and during 2013 by $3.8 million and $8.9 million, respectively.

In conjunction with the Transaction, during the period from January 1, 2012 to July 27, 2012, we recorded $8.9 million of compensation-related transaction costs in general and administrative expenses and $19.7 million of additional transaction costs in other expense, net. Also, the Transaction accelerated the vesting of certain of our stock options and during the period from January 1, 2012 to July 27, 2012, we recorded $2.1 million of expense in general and administrative expenses. Further, due to the vesting of such stock options, we made payments in lieu of dividends to the holders of such options and during the period from January 1, 2012 to July 27, 2012, we recorded a $16.1 million charge in general and administrative expenses. These costs were added back to EBITDA when arriving at Adjusted EBITDA. For a discussion of our use of Adjusted EBITDA and a reconciliation to net income (loss), please refer to “Selected Consolidated Financial Data.”

Recent Acquisitions. In March 2013, we completed our acquisition of Party Delights, an online retailer of party goods, fancy dress and similar items for birthdays, weddings, christenings and other celebrations, for $14.8 million. The acquisition broadens our product offering and allows it to enter European retail markets through e-commerce. The acquisition of Party Delights contributed $16.9 million to net sales during 2013. In May 2013, we completed our acquisition of iParty, a party goods retailer with approximately 50 stores, principally located in the New England region, for $38.4 million (including the repayment of $9.0 million outstanding under iParty’s credit agreement). The acquisition accelerates our growth throughout New England, a densely populated region where we did not have a market presence. The acquisition of iParty contributed $57.1 million to net sales during 2013.

Refinancings . Amounts outstanding under PCHI’s previous $350.0 million ABL revolving credit facility and previous $675.0 million term loan agreement were repaid in conjunction with the closing of the Transaction. At such time, PCHI entered into the New ABL Facility and the New Term Loan Credit Agreement. Additionally, in conjunction with the Transaction, our subsidiary, PCHI, issued the New Senior Notes and completed a cash tender offer for all of its outstanding $175.0 million 8.75% senior subordinated notes.

As a result of the higher debt levels following these refinancings, our interest expense increased during 2012 and 2013.

During February 2013, the New Term Loan Credit Agreement was amended and the interest rate was lowered. In conjunction with that amendment, we wrote-off $5.9 million of costs that had been capitalized during the initial issuance of the debt. Additionally, we wrote-off $2.3 million of the net original issuance discount that existed as of the time of that amendment. Also, in conjunction with that amendment, we expensed $2.5 million of a call premium and $1.6 million of investment banking and legal fees. All of the charges were recorded in other expense in our consolidated statement of operations and comprehensive income. For further discussion see the notes to the consolidated financial statements which are included elsewhere in this filing.

Results of Operations

Year Ended December 31, 2013 Compared To Period From July 28, 2012 to December 31, 2012 and Period From January 1, 2012 to July 27, 2012

The following tables set forth our operating results and operating results as a percentage of total revenues for 2013, the period from July 28, 2012 to December 31, 2012 and the period from January 1, 2012 to July 27, 2012.

	Period from January 1 to July 27, 2012		Period from July 28 to December 31, 2012		Year Ended December 31, 2013
	Predecessor		Successor		Successor
	(Dollars in thousands)
Revenues:
Net sales	$930,903	99.0%	$964,330	99.0%	$2,026,272	99.1%
Royalties and franchise fees	9,281	1.0	9,312	1.0	18,841	0.9

Total revenues	940,184	100.0	973,642	100.0	2,045,113	100.0
Expenses:
Cost of sales	574,048	61.1	636,410	65.4	1,259,188	61.6
Wholesale selling expenses	31,568	3.4	28,096	2.9	68,102	3.3
Retail operating expenses	166,047	17.7	172,168	17.7	369,996	18.1
Franchise expenses	6,579	0.6	6,128	0.6	13,320	0.7
General and administrative expenses	101,502	10.7	65,890	6.8	146,094	7.1
Art and development costs	10,824	1.1	8,201	0.8	19,311	1.0
Impairment of trade name	0	0.0	0	0.0	7,500	0.3

Total expenses	890,568	94.7	916,893	94.2	1,883,511	92.1

Income from operations	49,616	5.3	56,749	5.8	161,602	7.9
Interest expense, net	41,970	4.5	62,062	6.4	129,826	6.4
Other expense, net	22,245	2.4	1,593	0.1	18,478	0.9

(Loss) income before income taxes	(14,599)	(1.6)	(6,906)	(0.7)	13,298	0.6
Income tax expense (benefit)	403	0.0	(1,322)	(0.1)	500	0.0

Net (loss) income	(15,002)	(1.6)	(5,584)	(0.6)	12,798	0.6
Less: net income attributable to noncontrolling interests	96	0.0	60	0.0	224	0.0

Net (loss) income attributable to Party City Holdings Inc.	$(15,098)	(1.6)%	$(5,644)	(0.6)%	$12,574	0.6%

Revenues

The following table sets forth our total revenues for the year ended December 31, 2013, the period from July 28, 2012 to December 31, 2012 and the period from January 1, 2012 to July 27, 2012.

	Period from January 1 to July 27, 2012		Period from July 28 to December 31, 2012		Year Ended December 31, 2013
	Predecessor		Successor		Successor
	Dollars in Thousands	Percentage of Total Revenues	Dollars in Thousands	Percentage of Total Revenues	Dollars in Thousands	Percentage of Total Revenues
Net Sales:
Wholesale	$512,473	54.5%	$510,277	52.4%	$1,080,740	52.9%
Eliminations	(194,659)	(20.7)%	(245,219)	(25.2)%	(487,990)	(23.9)%

Net wholesale	317,814	33.8%	265,058	27.2%	592,750	29.0%
Retail	613,089	65.2%	699,272	71.8%	1,433,522	70.1%

Total net sales	930,903	99.0%	964,330	99.0%	2,026,272	99.1%
Royalties and franchise fees	9,281	1.0%	9,312	1.0%	18,841	0.9%

Total revenues	$940,184	100.0%	$973,642	100.0%	$2,045,113	100.0%

Retail

Retail net sales for the year ended December 31, 2013 totaled $1,433.5 million. Net sales during the periods from July 28, 2012 to December 31, 2012 and January 1, 2012 to July 27, 2012 were $699.3 million and $613.1 million, respectively. The changes in basis resulting from the Transaction did not impact our retail net sales. Retail net sales during the year ended December 31, 2013 increased $121.2 million or 9.2% compared to the corresponding period of 2012. Retail net sales at our Party City stores (excluding iParty stores acquired during May 2013) totaled $1,181.3 million and were $60.8 million or 5.4% higher than the corresponding period of 2012. Additionally, our domestic retail e-commerce sales totaled $101.5 million during 2013 and were $5.4 million or 5.6% higher than the corresponding period of 2012. Retail net sales during 2012 were negatively impacted by approximately $8 million as a result of the timing of New Year’s Eve, as the 2012 fiscal year for our retail operations began on January 1, 2012 and ended on December 29, 2012. The 2013 fiscal year for our retail operations began on December 30, 2012 and ended on December 28, 2013. Same-store sales for the Party City brand (including retail e-commerce sales and sales at acquired stores, to the extent that the stores were converted to the Party City format and included in our sales for the comparable period of the prior year) increased by 2.9% during 2013 due to a 2.7% increase in average transaction dollar size and a 0.2% increase in transaction count. Excluding the impact of e-commerce, same-store sales increased by 2.7% due to a 2.6% increase in average transaction dollar size and a 0.1% increase in transaction count. Domestic retail e-commerce sales increased by 5.6% due to a 4.2% increase in transaction count and a 1.4% increase in average transaction dollar size. The timing of New Year’s Eve positively impacted same-store sales for the Party City brand and Party City stores by 0.7% each. The overall increase in Party City store sales also reflects the operation of 20 additional stores during 2013 as 25 stores were opened and five stores were closed during the year. The May 2013 acquisition of iParty contributed $57.1 million to net sales. All 54 iParty stores were re-branded and re-merchandised as Party City stores prior to the end of 2013. Net sales at our temporary Halloween City stores totaled $75.3 million and were $13.7 million lower than 2012 due to a decrease in the number of temporary stores opened in 2013 (approximately 350 stores) compared to 2012 (approximately 420 stores). The average sales per Halloween City store was 3.0% higher during the five-week period ended November 2, 2013 than during the corresponding period of 2012. The March 2013 acquisition of Party Delights Ltd., our international retail e-commerce operations, contributed $16.9 million to net sales. Sales at all other formats totaled $1.4 million in 2013 and were $5.3 million lower than the corresponding period of 2012 due to the closure of our remaining outlet stores.

Wholesale

Wholesale net sales during the year ended December 31, 2013 totaled $592.8 million. Net sales during the periods from July 28, 2012 to December 31, 2012 and January 1, 2012 to July 27, 2012 were $265.1 million and $317.8 million, respectively. The changes in basis resulting from the Transaction did not impact our wholesale net sales. Wholesale net sales during 2013 were $9.9 million, or 1.7%, higher than during 2012. During 2013, net sales to domestic party goods retailers, including our franchisee network, and to domestic party goods distributors totaled $290.7 million and were $1.2 million or 0.4% higher than during 2012. Sales of Halloween-related product increased by approximately $4 million principally due to higher sales of our Christy’s costume line. In addition, contract manufacturing sales of tableware at our manufacturing operations were approximately $3.0 million higher than 2012. These increases were partially offset by the elimination of an additional $6.0 million of intercompany sales as a result of our May 2013 acquisition of iParty. Net sales of metallic balloons to domestic distributors and others totaled $83.1 million and were $0.5 million, or 0.6% lower than in 2012, as the impact of the temporary helium shortage was substantially offset by a shift of approximately $2 million of Valentine’s Day sales into December 2013 (the corresponding sales shipped in January 2013 during the prior Valentine’s Day selling season). International net sales, including U.S. export sales, totaled $219.0 million and were $9.2 million or 4.4% higher than in the corresponding period of 2012 despite foreign currency negatively impacting 2013 sales by approximately $1.0 million. International sales of Christy’s costumes and Christy’s garments and accessories increased by approximately $8.0 million and $5.0 million, respectively, in 2013. These favorable variances were partially offset by lower sales in the U.K., primarily due to 2012 benefiting from the Queen’s Jubilee and the London Olympics.

Intercompany sales to our retail affiliates were $488.0 million during 2013. Intercompany sales to our retail affiliates during the periods from July 28, 2012 to December 31, 2012 and January 1, 2012 to July 27, 2012 were $245.2 million and $194.7 million, respectively. Intercompany sales during 2013 were $48.1 million or 10.9% higher than the corresponding period of 2012, reflecting an increase in our wholesale share of shelf at our retail operations (principally additional sales of Christy’s costumes), as well as our acquisition of iParty during May 2013 (which resulted in approximately $28.0 million of subsequent sales to iParty being included in intercompany sales). Intercompany sales represented 45.1% of total wholesale sales during 2013, compared to 43.0% during 2012. The intercompany sales of our wholesale segment are eliminated against the intercompany purchases of our retail segment in the consolidated financial statements.

Royalties and franchise fees

Royalties and franchise fees for the year ended December 31, 2013, which were not affected by the basis changes caused by the Transaction, totaled $18.8 million and were principally consistent with the corresponding period of 2012.

Gross Profit

Our total gross profit on net sales during the year ended December 31, 2013 was 37.9%. The total gross profit on net sales during the periods from July 28, 2012 to December 31, 2012 and January 1, 2012 to July 27, 2012 were 34.0% and 38.3%, respectively. As a result of the Transaction, we applied the acquisition method of accounting and increased the value of its inventory by $89.8 million as of July 28, 2012. Such adjustment increased our cost of sales during the year ended December 31, 2013 and the period from July 28, 2012 to December 31, 2012 by $25.2 million and $58.6 million, respectively, as the related inventory was sold. Further, during the application of the acquisition method of accounting, we increased the values of certain intangible assets and its property, plant and equipment. The impact of such adjustments on depreciation and amortization expense increased our cost of sales during the year ended December 31, 2013 and the period from July 28, 2012 to December 31, 2012 by $25.9 million and $15.4 million, respectively. The purchase accounting adjustments to cost of sales negatively impacted our gross profit percentage during 2013 and the period from July 28, 2012 to December 31, 2012 by 250 basis points and 770 basis points, respectively.

The following table sets forth our gross profit for the year ended December 31, 2013, the period from July 28, 2012 to December 31, 2012 and the period from January 1, 2012 to July 27, 2012.

	Period from January 1 to July 27, 2012		Period from July 28 to December 31, 2012		Year Ended December 31, 2013
	Predecessor		Successor		Successor
	Dollars in Thousands	Percentage of Net Sales	Dollars in Thousands	Percentage of Net Sales	Dollars in Thousands	Percentage of Net Sales
Wholesale	$112,205	35.3%	$72,415	27.3%	$184,870	31.2%
Retail	244,650	39.9	255,505	36.5	582,214	40.6

Total	$356,855	38.3%	$327,920	34.0%	$767,084	37.9%

The gross profit on net sales at retail during 2013 was 40.6%. The gross profit on net sales at retail during the periods from July 28, 2012 to December 31, 2012 and January 1, 2012 to July 27, 2012 were 36.5% and 39.9%, respectively. The purchase accounting adjustments to cost of sales negatively impacted retail’s gross profit percentage during 2013 and during the period from July 28, 2012 to December 31, 2012 by 250 basis points and 780 basis points, respectively. During 2013, our wholesale operations’ share of shelf at our domestic Party City stores (excluding iParty stores) and our retail e-commerce operations (i.e., the percentage of total product costs included in cost of sales which relate to products supplied by our wholesale operations) was 67.5%. Our Canadian retail share of shelf was 67.3%.

The gross profit on net sales at wholesale during 2013 was 31.2%. The gross profit on net sales at wholesale during the periods from July 28, 2012 to December 31, 2012 and January 1, 2012 to July 27, 2012 were 27.3% and 35.3%, respectively. The purchase accounting adjustments to cost of sales negatively impacted wholesale’s gross profit percentage during 2013 and during the period from July 28, 2012 to December 31, 2012 by 250 basis points and 730 basis points, respectively. The percentage during 2013 was also impacted by changes in product mix, including greater licensed product sales and the introduction of additional value line tableware products.

Operating expenses

Wholesale selling expenses were $68.1 million during 2013, $28.1 million during the period from July 28, 2012 to December 31, 2012 and $31.6 million during the period from January 1, 2012 to July 27, 2012. As a result of the application of the acquisition method of accounting, we increased the values of certain intangible assets and its property, plant and equipment. The impact of such adjustments on depreciation and amortization expense increased wholesale selling expenses during 2013 and the period from July 28, 2012 to December 31, 2012 by $8.9 million and $3.8 million, respectively. Wholesale selling expenses were 11.5% of net wholesale sales during 2013, 10.6% of net wholesale sales during the period from July 28, 2012 to December 31, 2012 and 9.9% of net wholesale sales during the period from January 1, 2012 to July 27, 2012. Excluding the impact of the adjustments on depreciation and amortization expense, the wholesale selling expense percentage during the period from July 28, 2012 to December 31, 2012 was lower than during the period from January 1, 2012 to July 27, 2012 principally due to the impact of higher Halloween-related sales on fixed selling expenses.

Retail operating expenses during 2013 were $370.0 million. Retail operating expenses during the periods from July 28, 2012 to December 31, 2012 and January 1, 2012 to July 27, 2012 were $172.2 million and $166.0 million, respectively. The changes in basis resulting from the Transaction did not impact retail operating expenses. Retail operating expenses during 2013 were $31.8 million or 9.4% higher than in 2012. The increase was principally due to $21.0 million of retail operating costs related to iParty and Party Delights, which were acquired during 2013. Additionally, during 2013, we operated 20 more Party City stores than during 2012. Retail operating expenses were 25.8% of retail net sales during both 2013 and 2012.

Franchise expenses during 2013 were $13.3 million. Franchise expenses during the periods from July 28, 2012 to December 31, 2012 and January 1, 2012 to July 27, 2012 were $6.1 million and $6.6 million, respectively. Franchise expenses increased subsequent to July 27, 2012 principally due to increased amortization expense caused by the application of the acquisition method of accounting.

General and administrative expenses during 2013 were $146.1 million. General and administrative expenses during the periods from July 28, 2012 to December 31, 2012 and January 1, 2012 to July 27, 2012 were $65.9 million and $101.5 million, respectively. In conjunction with the Transaction, we recorded $8.4 million of transaction costs in general and administrative expenses during the period from January 1, 2012 to July 27, 2012. Additionally, the Transaction accelerated the vesting of certain of our stock options and, as a result, we recorded $2.1 million of expense in general and administrative expenses during the period. Further, due to the vesting of such stock options, we made payments in lieu of dividends to the holders of such options and during the period from January 1, 2012 to July 27, 2012 we recorded a $16.1 million charge in general and administrative expenses. General and administrative expenses were 7.1%, 6.8% and 10.7% of total revenues during full-year 2013, the period from July 28, 2012 to December 31, 2012 and the period from January 1, 2012 to July 27, 2012, respectively. Costs related to the Transaction increased the percentage for the period from January 1, 2012 to July 27, 2012 by 280 basis points. Additionally, the percentage for the period from July 28, 2012 to December 31, 2012 was lower than during the period from January 1, 2012 to July 27, 2012 principally due to the impact of higher Halloween-related sales on fixed expenses.

Art and development costs totaled $19.3 million during 2013. Art and development costs totaled $8.2 million and $10.8 million during the periods from July 28, 2012 to December 31, 2012 and January 1, 2012 to July 27, 2012, respectively. Art and development costs as a percentage of total revenues were 1.0%, 0.8% and 1.1% during full-year 2013, the period from July 28, 2012 to December 31, 2012 and the period from January 1, 2012 to July 27, 2012, respectively.

In conjunction with the Transaction, we applied the acquisition method of accounting and allocated the $2.7 billion acquisition price to various tangible and intangible assets, including our Halloween City trade name. The value that was ascribed to the trade name was based on the number of Halloween City stores that we expected to open during each subsequent Halloween selling season and the expected performance of such stores. The number of stores that the Company opens during a season is driven by many factors, including the availability of suitable locations. During 2013, we made a strategic decision to open fewer temporary Halloween City stores and we expects to take a similar approach in 2014. As a result of a change in store performance and we decision to open fewer Halloween City stores than assumed in 2012, during 2013 we lowered the value of its Halloween City trade name by recording a $7.5 million impairment charge.

Interest expense, net

Interest expense, net, totaled $129.8 million during 2013. Interest expense, net, was $62.1 million during the period from July 28, 2012 to December 31, 2012 and $42.0 million during the period from January 1, 2012 to July 27, 2012. Our interest expense subsequent to July 27, 2012 was higher than during the period from January 1, 2012 to July 27, 2012 due to the debt incurred in conjunction with the Transaction. In February 2013, we amended the New Term Loan Credit Agreement, which lowered the interest rate by 150 basis points (see Note 8 to the consolidated financial statements included elsewhere in this filing).

Other expense, net

Other expense, net, was $18.5 million during full-year 2013, $1.6 million during the period from July 28, 2012 to December 31, 2012 and $22.2 million during the period from January 1, 2012 to July 27, 2012.

During February 2013, we amended the New Term Loan Credit Agreement (see Note 8 to the consolidated financial statements included elsewhere in this filing). In conjunction with the refinancing, we wrote-off $5.9 million of costs that had been capitalized during the initial issuance of the debt. Additionally, we wrote-off $2.3 million of the net original issuance discount that existed as of the time of the amendment. Also in conjunction with the refinancing, we expensed $2.5 million of a call premium and $1.6 million of banker and legal fees. Full-year 2013 also included corporate development costs related to the acquisitions of iParty and Party Delights.

In conjunction with the Transaction, we recorded $19.7 million of transaction costs in other expense during the period from January 1, 2012 to July 27, 2012. Additionally, the period from January 1, 2012 to July 27, 2012 included $2.4 million in costs as a result of the termination of an initial public offering.

Income tax benefit

In addition to recording an income tax benefit at the statutory rate, during 2013 we recorded a $2.2 million state income tax benefit principally due to the impact of apportionment changes on future state income taxes associated with a deferred income tax liability on trade names. Additionally, we recorded a state income tax credit in the amount of $1.4 million due to a write-off of a deferred tax liability related to state bonus depreciation. See Note 13 to the consolidated financial statements included elsewhere in this filing for further discussion.

Period from January 1, 2012 to July 27, 2012 and Period from July 28, 2012 Compared to December 31, 2012 and Year Ended December 31, 2011

The following tables set forth our operating results and operating results as a percentage of total revenues.

	Year Ended December 31,		Period from January 1 to July 27,		Period from July 28 to December 31,
	2011		2012		2012
	(Predecessor)		(Predecessor)		(Successor)
	(dollars in thousands)
Revenues:
Net sales	$1,852,869	99.0%	$930,903	99.0%	$964,330	99.0%
Royalties and franchise fees	19,106	1.0	9,281	1.0	9,312	1.0

Total revenues	1,871,975	100.0	940,184	100.0	973,642	100.0
Expenses:
Cost of sales	1,118,973	59.8	574,048	61.1	636,410	65.4
Wholesale selling expenses	57,905	3.1	31,568	3.4	28,096	2.9
Retail operating expenses	325,332	17.3	166,047	17.7	172,168	17.7
Franchise expenses	13,685	0.7	6,579	0.7	6,128	0.6
General and administrative expenses	138,074	7.4	101,502	10.7	65,890	6.8
Art and development costs	16,636	0.9	10,824	1.1	8,201	0.8

Total expenses	1,670,605	89.2	890,568	94.7	916,893	94.2

Income from operations	201,370	10.8	49,616	5.3	56,749	5.8
Interest expense, net	77,743	4.2	41,970	4.5	62,062	6.4
Other expense, net	1,476	0.1	22,245	2.4	1,593	0.1

Income (loss) before income taxes	122,151	6.5	(14,599)	(1.6)	(6,906)	(0.7)
Income tax expense (benefit)	45,741	2.4	403	0.0	(1,322)	(0.1)

Net income (loss)	76,410	4.1	(15,002)	(1.6)	(5,584)	(0.6)
Less: net income attributable to noncontrolling interests	135	0.0	96	0.0	60	0.0

Net income (loss) attributable to Party City Holdings Inc.	$76,275	4.1%	$(15,098)	(1.6)%	$(5,644)	(0.6)%

Revenues

The following table sets forth the composition of our total revenues.

	Year Ended December 31, 2011		Period from January 1 to July 27, 2012		Period from July 28 to December 31, 2012
	(Predecessor)		(Predecessor)		(Successor)
	Dollars in Thousands	Percentage of Total Revenue	Dollars in Thousands	Percentage of Total Revenue	Dollars in Thousands	Percentage of Total Revenue
Revenues
Net sales
Wholesale	$940,073	50.2%	$512,473	54.5%	$510,277	52.4%
Eliminations	(355,168)	(19.0)%	(194,659)	(20.7)%	(245,219)	(25.2)%

Net wholesale	584,905	31.2%	317,814	33.8%	265,058	27.2%
Retail	1,267,964	67.8%	613,089	65.2%	699,272	71.8%

Total net sales	1,852,869	99.0%	930,903	99.0%	964,330	99.0%
Royalties and franchise fees	19,106	1.0%	9,281	1.0%	9,312	1.0%

Total revenues	$1,871,975	100.0%	$940,184	100.0%	$973,642	100.0%

Retail

Retail net sales for the period from January 1, 2012 to July 27, 2012 were $613.1 million. Net sales for the period from July 28, 2012 to December 31, 2012 were $699.3 million. The change in basis resulting from the Transaction did not impact our net sales. Retail net sales for full-year 2012 were $1,312.4 million and were $44.4 million, or 3.5%, higher than retail net sales for 2011. The retail net sales at our domestic superstores totaled $1,071.7 million during full-year 2012 and our domestic retail e-commerce sales totaled $96.1 million during full-year 2012, as compared to $76.0 million during 2011. Same-store sales for the domestic Party City brand, including retail e-commerce and all stores converted from the FCPO format to the Party City format prior to December 31, 2012, increased by 1.8% from 2011 reflecting a 2.5% increase in average transaction dollar size, partially offset by a 0.7% decrease in transaction count. Super Storm Sandy adversely impacted the combined sales of our Party City and Halloween City stores by approximately $10 million during the 2012 Halloween selling season. Further, full-year 2012 Party City sales were negatively impacted by approximately $8 million as a result of the timing of New Year’s Eve, as the fiscal year for our retail operations ended on December 29, 2012 (as opposed to on December 31st during 2011). In aggregate, Super Storm Sandy and the timing of New Year’s Eve adversely impacted our same-store sales for the domestic Party City brand by approximately 1.3%. Full year 2012 retail e-commerce sales increased by 26.6% as a 28.7% increase in transaction count was slightly offset by a 2.1% decrease in average transaction dollar size. Domestic superstore sales were positively impacted by the opening of 21 stores and the acquisition of six stores from franchisees, partially offset by the closure of five stores. Sales at Party City stores in Canada totaled $48.7 million during full-year 2012 and were $23.0 million higher than 2011 principally due to a full year of operations in 2012. Net sales at our temporary Halloween City stores (including Canadian locations) totaled $89.1 million during full-year 2012 or $16.9 million lower than 2011 principally due to the impact of Super Storm Sandy, as well as the impact of the Wednesday Halloween. Sales at outlet stores totaled $6.8 million during full-year 2012 and were $12.5 million lower than 2011 principally due to the closure of 25 stores during 2012.

Wholesale

Wholesale net sales for the period from January 1, 2012 to July 27, 2013 were $317.8 million. Wholesale net sales for the period from July 28, 2012 to December 31, 2012 were $265.1 million. The change in basis resulting from the Transaction did not impact our net sales. Net sales for full-year 2012 were $582.9 million and were $2.0 million, or 0.3%, lower than 2011. During full-year 2012, net sales to domestic party goods retailers, including our franchisee network, and to other domestic party goods distributors totaled $289.6 million and were

$16.0 million, or 5.9%, higher than 2011. The growth in sales was principally driven by higher sales of our Christy’s costume line, approximately $8 million, and increased sales of juvenile birthday products across all channels, driven by both new licenses and new products for existing licenses, also approximately $8 million. Net sales of metallic balloons to domestic customers, excluding export sales, totaled $83.6 million during full-year 2012 and were $2.6 million, or 3.1%, lower than 2011, as distributors and retailers rationalized inventory levels in light of the temporary helium shortage. International net sales, including U.S. export sales, totaled $209.7 million during full-year 2012 and were $15.4 million, or 6.9%, lower than 2011. The decrease in international sales reflects several factors, including changes in foreign currency exchange rates (which resulted in a $5.4 million decrease in international net sales compared to 2011) and the July 2011 acquisition of Party City Canada, which resulted in the elimination of sales to Party City Canada during the seven months ended July 2012 (sales to Party City Canada were $3.1 million during the seven months ended July 2011). Additionally, sales volumes in Europe were adversely impacted by weaker economic conditions in 2012 and by changes in the timing of purchases by certain customers.

Intercompany sales to our retail affiliates were $439.9 million during full-year 2012 and were $84.7 million, or 23.9%, higher than 2011. Such sales represented 43.0% of total wholesale sales during 2012, compared to 37.8% during 2011. The increase in intercompany sales included higher sales of Christy’s costumes, juvenile birthday products and sports products. Additionally, intercompany sales reflect the acquisition of Party City Canada in July 2011. The intercompany sales of our wholesale segment are eliminated against the intercompany purchases of our retail segment in the consolidated financial statements.

Royalties and franchise fees

Royalties and franchise fees for the period from January 1, 2012 to July 27, 2012 were $9.3 million. Royalties and franchise fees for the period from July 28, 2012 to December 31, 2012 were also $9.3 million. The change in basis resulting from the Transaction did not impact royalties and franchise fees. Royalties and franchise fees for full-year 2012 were $18.6 million or $0.5 million lower than 2011, partially due to the operation of fewer franchise stores.

Gross Profit

Our total gross profit on net sales for the period from January 1, 2012 to July 27, 2012 was 38.3% and our total gross profit on net sales for the period from July 28, 2012 to December 31, 2012 was 34.0%. Our total gross profit on net sales for 2011 was 39.6%. As a result of the Transaction, we applied the acquisition method of accounting, and increased the value of its inventory by $89.8 million as of July 28, 2012. Such adjustment increased our cost of sales during the period from July 28, 2012 to December 31, 2012 by $58.6 million, as the related inventory was sold. Further, during the application of the acquisition method of accounting, we increased the values of certain intangible assets and its property, plant and equipment. The impact of such adjustments on depreciation expense and amortization expense increased our cost of sales during the period from July 28, 2012 to December 31, 2012 by $15.4 million. The adjustments to inventory, intangible assets and property, plant and equipment adversely impacted our gross profit percentage during the period from July 28, 2012 to December 31, 2012 by 770 basis points.

The following table sets forth our gross profit:

	Year Ended December 31, 2011		Period from January 1, 2012 to July 27, 2012		Period from July 28, 2012 to December 31, 2012
	(Predecessor)		(Predecessor)		(Successor)
	Dollars in Thousands	Percentage of Net Sales	Dollars in Thousands	Percentage of Net Sales	Dollars in Thousands	Percentage of Net Sales
Wholesale	$201,246	34.4%	$112,205	35.3%	$72,415	27.3%
Retail	532,650	42.0%	244,650	39.9%	255,505	36.5%

Total	$733,896	39.6%	$356,855	38.3%	$327,920	34.0%

The gross profit on net sales at wholesale during the period from January 1, 2012 to July 27, 2012 was 35.3% and the gross profit on net sales at wholesale during the period from July 28, 2012 to December 31, 2012 was 27.3%. The gross profit on net sales at wholesale during 2011 was 34.4%. The adjustments to inventory, intangible assets and property, plant and equipment adversely impacted wholesale’s gross profit percentage by 730 basis points during the period from July 28, 2012 to December 31, 2012. The gross profit on net sales at retail during the period from January 1, 2012 to July 27, 2012 was 39.9% and the gross profit on net sales at retail during the period from July 28, 2012 to December 31, 2012 was 36.5%. The gross profit on net sales at retail during 2011 was 42.0%. The adjustments to inventory, intangible assets and property, plant and equipment adversely impacted retail’s gross profit percentage by 780 basis points during the period from July 28, 2012 to December 31, 2012. Excluding the impact of the adjustments, retail’s gross profit on net sales was higher during the period from July 28, 2012 to December 31, 2012 than during the period from January 1, 2012 to July 27, 2012 due to the impact of higher sales levels during the Halloween selling season on fixed occupancy costs. During full-year 2012, our wholesale operations’ share of shelf at our domestic permanent stores and domestic e-commerce operations (i.e., the percentage of total product costs included in cost of sales which relate to products supplied by our wholesale operations) was 64.2%, compared to 60.5% during 2011. During full-year 2012, our Canadian retail share of shelf was 64.4%.

Operating expenses

Wholesale selling expenses were $31.6 million during the period from January 1, 2012 to July 27, 2012 and $28.1 million during the period from July 28, 2012 to December 31, 2012. Wholesale selling expenses were $57.9 million during 2011. Wholesale selling expenses were 9.9% of net wholesale sales during the period from January 1, 2012 to July 27, 2012, 10.6% of net wholesale sales during the period from July 28, 2012 to December 31, 2012 and 9.9% of net wholesale sales during 2011. As a result of the application of the acquisition method of accounting, we increased the values of certain intangible assets and its property, plant and equipment. The impact of such adjustments on depreciation expense and amortization expense increased wholesale selling expenses during the period from July 28, 2012 to December 31, 2012 by $3.8 million.

Retail operating expenses were $166.0 million during the period from January 1, 2012 to July 27, 2012, $172.2 million during the period from July 28, 2012 to December 31, 2012 and $325.3 million during 2011. The change in basis resulting from the Transaction did not impact retail operating expenses. Retail operating expenses during full-year 2012 were $338.2 million and were $12.9 million, or 4.0%, higher than 2011. The increase was principally due to $6.5 million of incremental operating expenses related to the July 2011 acquisition of Party City Canada and increased e-commerce costs consistent with the growth of our retail e-commerce business. Retail operating expenses were 27.1% of retail net sales during the period from January 1, 2012 to July 27, 2012, 24.6% during the period from July 28, 2012 to December 31, 2012 and 25.7% during 2011. Franchise expenses were $6.6 million during the period from January 1, 2012 to July 27, 2012, $6.1 million during the period from July 28, 2012 to December 31, 2012 and $13.7 million during 2011. There was a net decrease of seven franchise stores during 2012.

General and administrative expenses were $101.5 million during the period from January 1, 2012 to July 27, 2012, $65.9 million during the period from July 28, 2012 to December 31, 2012 and $138.1 million during full-year 2011. In conjunction with the Transaction, we recorded $8.9 million of transaction costs in general and administrative expenses during the period from January 1, 2012 to July 27, 2012. Additionally, the Transaction accelerated the vesting of certain of our stock options and during the period we recorded $2.1 million of expense in general and administrative expenses. Further, due to the vesting of such stock options, we made payments in lieu of dividends to the holders of such options and during the period from January 1, 2012 to July 27, 2012 we recorded a $16.1 million charge in general and administrative expenses. During the application of the acquisition method of accounting, we increased the values of certain intangible assets and its property, plant and equipment. The impact of such adjustments on depreciation expense and amortization expense increased general and administrative expenses during the period from July 28, 2012 to December 31, 2012 by $2.7 million. General and administrative expenses were 10.7% of total revenues during the period from January 1, 2012 to July 27, 2012,

6.8% of total revenues during the period from July 28, 2012 to December 31, 2012 and 7.4% of total revenues during 2011. Costs related to the Transaction adversely impacted the January 1, 2012 to July 27, 2012 percentage by 280 basis points. Additionally, general and administrative expenses as a percentage of total revenues during the period from July 28, 2012 to December 31, 2012 were lower than during the period from January 1, 2012 to July 27, 2012 due to the impact of the higher sales levels during the Halloween selling season on fixed general and administrative costs.

Art and development costs totaled $10.8 million during the period from January 1, 2012 to July 27, 2012, $8.2 million during the period from July 28, 2012 to December 31, 2012 and $16.6 million during 2011. As a percentage of total revenues, art and development costs were 1.1% during the period from January 1, 2012 to July 27, 2012, 0.8% from July 28, 2012 to December 31, 2012 and 0.9% during 2011.

Interest expense, net

Interest expense, net, totaled $42.0 million during the period from January 1, 2012 to July 27, 2012, $62.1 million during the period from July 28, 2012 to December 31, 2012 and $77.7 million during 2011. Interest expense was higher during the period from July 28, 2012 to December 31, 2012 due to the increase in debt in conjunction with the Transaction.

Other expense, net

Other expense, net, was $22.2 million during the period from January 1, 2012 to July 27, 2012, $1.6 million during the period from July 28, 2012 to December 31, 2012 and $1.5 million during 2011. In conjunction with the Transaction, we recorded $19.7 million of transaction costs in other expense, during the period from January 1, 2012 to July 27, 2012. Additionally, the period from January 1, 2012 to July 27, 2012 included $2.5 million in costs as a result of the termination of an initial public offering.

Income tax expense

The effective tax rate for the period from January 1, 2012 to July 27, 2012 was impacted by non-deductible costs related to the Transaction. The effective tax rate during the period from July 28, 2012 to December 31, 2012 was impacted by the recording of a valuation allowance against certain deferred tax assets.

Liquidity and Capital Resources

In conjunction with the closing of the Transaction, the Company entered into the $400.0 million ABL Credit Agreement (the “New ABL Facility”) and the $1,125.0 million Term Loan Credit Agreement (the “New Term Loan Credit Agreement”). Additionally, in conjunction with the Transaction, on July 27, 2012, the Company issued $700.0 million 8.875% senior notes (“New Senior Notes”), which are due August 1, 2020.

New ABL Facility

The New ABL Facility provides for (a) revolving loans in an aggregate principal amount at any time outstanding not to exceed $400 million, subject to a borrowing base described below, (b) swing-line loans in an aggregate principal amount at any time outstanding not to exceed 10% of the aggregate commitments under the facility and (c) letters of credit, in an aggregate face amount at any time outstanding not to exceed $50 million.

Under the New ABL Facility, the borrowing base at any time equals (a) 90% of eligible trade receivables plus (b) 90% of eligible inventory and (c) 90% of eligible credit card receivables, less (d) certain reserves.

The New ABL Facility provides for two pricing options: (i) an alternate base interest rate (“ABR”) equal to the greater of (a) the prime rate, (b) the federal funds rate plus 1/2 of 1% or (c) the LIBOR rate plus 1%, in each case, on the date of such borrowing or (ii) a LIBOR based interest rate determined by reference to the LIBOR cost of funds for U.S. dollar deposits for the relevant interest period adjusted for certain additional costs and, in each case, plus an applicable margin. The applicable margin ranges from 0.5% to 1.00% with respect to ABR borrowings and from 1.50% to 2.00% with respect to LIBOR borrowings. The applicable margin at December 31, 2013 was 0.75% for ABR loans and 1.75% for loans based on the LIBOR rate.

In addition to paying interest on outstanding principal under the New ABL Facility, the Company is required to pay a commitment fee of between 0.250% and 0.375% per annum in respect of the unutilized commitments thereunder. The Company must also pay customary letter of credit fees.

The New ABL Facility also provides that the Company has the right from time to time to request additional commitments, of which $125 million remains available. The lenders under the New ABL Facility are not under any obligation to provide any such additional commitments, and any increase in commitments is subject to several conditions precedent and limitations. If we were to request any additional commitments, and the existing lenders or new lenders were to agree to provide such commitments, the facility size could be increased to up to $525 million, but our ability to borrow under this facility would still be limited by the amount of the borrowing base under this facility and limitations on incurring additional indebtedness under other debt agreements.

The New ABL Facility has a maturity date of July 27, 2017.

All obligations under the New ABL Facility are jointly and severally guaranteed by PC Intermediate and each existing and future domestic subsidiary of the Company. The Company and each guarantor has secured its obligations, subject to certain exceptions and limitations, including obligations under its guaranty, as applicable, by a first-priority lien on its accounts receivable, inventory, cash and certain related assets and a second-priority lien on substantially all of its other assets, including a pledge of all of the capital stock held by PC Intermediate, the Company and each guarantor.

The New ABL Facility contains negative covenants that, among other things and subject to certain exceptions, restrict the ability of the Company to:

•	incur additional indebtedness;

•	pay dividends on our capital stock or redeem, repurchase or retire our capital stock;

•	make certain investments, loans, advances and acquisitions;

•	engage in transactions with affiliates;

•	create liens; and

•	transfer or sell certain assets.

In addition, we must comply with a fixed charge coverage ratio if our excess availability under the New ABL Facility on any day is less than the greater of: (a) 10% of the lesser of the aggregate commitments and the then borrowing base under the New ABL Facility and (b) $30 million. The fixed charge coverage ratio is the ratio of (i) Adjusted EBITDA (as defined in the New ABL Facility) minus maintenance-related capital expenditures (as defined in the New ABL Facility) to (ii) fixed charges (as defined in the New ABL Facility). The Company has not been subjected to the fixed charge coverage ratio as its excess availability has not fallen below the amounts specified above.

The New ABL Facility also contains certain customary affirmative covenants and events of default. The Company is in compliance with all of the covenants.

Borrowings under the New ABL Facility at December 31, 2013 totaled $34.8 million at an interest rate of 4.00%. Outstanding standby letters of credit totaled $18.5 million and, after considering borrowing base restrictions, the Company had $346.7 million of excess availability at December 31, 2013.

New Term Loan Credit Agreement

The New Term Loan Credit Agreement provides for two pricing options: (i) an ABR for any day, a rate per annum equal to the greater of (a) Deutsche Bank’s prime rate in effect on such day, (b) the federal funds effective rate in effect on such day plus 1/2 of 1%, (c) the adjusted LIBOR rate plus 1% and (d) 2.00% or (ii) the LIBOR rate, adjusted for certain additional costs, with a LIBOR floor of 1.00%, in each case plus an applicable margin. The applicable margin is 2.25% (2.00% subsequent to a February 2014 amendment) with respect to ABR borrowings and 3.25% (3.00% subsequent to a February 2014 amendment) with respect to LIBOR borrowings.

The New Term Loan Credit Agreement also provides that the Company has the right from time to time to request an amount of additional term loans up to $250.0 million. The lenders under the New Term Loan Credit Agreement are not under any obligation to provide any such additional term loans.

The Company may voluntarily prepay the term loans at any time without premium or penalty, other than customary breakage costs with respect to loans based on the LIBOR rate (and, subsequent to the February 2014 amendment, other than a premium payable in connection with certain repricing transactions, which is discussed in further detail in Note 20 to the consolidated financial statements included elsewhere in this filing). The term loans are subject to mandatory prepayment, subject to certain exceptions, with (i) 100% of net proceeds above a threshold amount of certain asset sales, subject to reinvestment rights and certain other exceptions, (ii) 100% of the net cash proceeds of any incurrence of debt other than debt permitted under the New Term Loan Credit Agreement, (iii) commencing with the fiscal year ended December 31, 2013, 50% of Excess Cash Flow, as defined in the New Term Loan Credit Agreement, if any (which percentage will be reduced to 25% if the Company’s senior secured leverage ratio (as defined in the New Term Loan Credit Agreement) is less than 3.50 to 1.00, but greater than 2.50 to 1.00, and 0% if the Company’s senior secured leverage ratio is less than 2.50 to 1.00).

The term loans under the New Term Loan Credit Agreement mature on July 27, 2019. The Company is required to repay installments on the term loans in quarterly principal amounts of 0.25%, with the remaining amount payable on the maturity date.

All obligations under the New Term Loan Credit Agreement are jointly and severally guaranteed by PC Intermediate, the Company and each existing and future domestic subsidiary of the Company. The Company and each guarantor has secured its obligations, subject to certain exceptions and limitations, by a first-priority lien on substantially all of its assets (other than accounts receivable, inventory, cash and certain related assets), including a pledge of all of the capital stock held by PC Intermediate, the Company and each guarantor, and a second-priority lien on its accounts receivable, inventory, cash and certain related assets.

The New Term Loan Credit Agreement contains certain customary affirmative covenants and events of default. Additionally, it contains negative covenants which, among other things and subject to certain exceptions, restrict the ability of the Company to:

•	incur additional indebtedness;

•	pay dividends on capital stock or redeem, repurchase or retire capital stock;

•	make certain investments, loans, advances and acquisitions;

•	engage in transactions with affiliates;

•	create liens; and

•	transfer or sell certain assets.

At December 31, 2013, the outstanding principal amount of term loans under the New Term Loan Credit Agreement was $1,097.6 million, which reflects an original issue discount of $6.9 million, net of $2.0 million of accumulated amortization and a call premium of $7.5 million, net of $1.2 million of accumulated amortization. At December 31, 2013, the interest rate on the outstanding term loan borrowings was 4.25%.

New Senior Notes

Interest on the New Senior Notes is payable semi-annually in arrears on February 1 and August 1 of each year. The New Senior Notes are guaranteed, jointly and severally, on a senior basis by each of the Company’s existing and future domestic subsidiaries. The New Senior Notes and the guarantees are general unsecured senior obligations and are effectively subordinated to all other secured debt to the extent of the assets securing such secured debt.

The indenture governing the New Senior Notes contains certain covenants limiting, among other things and subject to certain exceptions, the Company’s ability to:

•	incur additional indebtedness or issue certain disqualified stock and preferred stock;

•	pay dividends or distributions, redeem or repurchase equity;

•	prepay subordinated debt or make certain investments;

•	transfer and sell assets;

•	engage in transactions with affiliates;

•	create liens; and

•	consolidate, merge or transfer all or substantially all of the Company’s assets.

The indenture governing the New Senior Notes also contains certain customary affirmative covenants and events of default.

On or after August 1, 2015, the Company may redeem the New Senior Notes, in whole or in part, at the following (expressed as a percentage of the principal amount to be redeemed) plus accrued and unpaid interest thereon:

Twelve-month period beginning on August 1,	Percentage
2015	106.656%
2016	104.438%
2017	102.219%
2018 and thereafter	100.000%

In addition, the Company may redeem up to 40% of the aggregate principal amount of the New Senior Notes before August 1, 2015 with the net cash proceeds from one or more equity offerings at a redemption price of 108.875% of the principal amount plus accrued and unpaid interest. The Company may also redeem some or all of the notes before August 1, 2015 at a redemption price of 100% of the principal amount, plus accrued and unpaid interest plus a “make whole” premium.

If the Company experiences certain types of change in control, the Company may be required to offer to repurchase the New Senior Notes at 101% of their principal amount, plus accrued and unpaid interest.

Nextco Notes

On August 1, 2013, PC Nextco issued $350.0 million of 8.75% notes at a 1% discount (“the Nextco Notes”). The proceeds, net of expenses, were used to pay a dividend to the shareholders of PC Nextco’s parent, Party City Holdco. The Nextco Notes, which mature on August 15, 2019 and which pay interest semiannually on February 15th and August 15th, are not guaranteed by the Company. However, since PC Nextco has no assets or operations other than its investment in, and income (loss) from, the Company and its subsidiaries, interest and principal payments for the Nextco Notes will be funded by the Company. To the extent that restricted payment basket limitations in the Company’s existing debt agreements prevent the Company from being able to pay the necessary funds to PC Nextco in order for PC Nextco to make the semi-annual interest payments, the Nextco Notes require PC Nextco to make the interest payments in the form of additional notes bearing interest at 9.50%.

Other Credit Agreements

The Company has entered into several foreign credit facilities which provide it with additional borrowing capacity. At December 31, 2013 and December 31, 2012, borrowings under the foreign facilities totaled $1.2 million and $9.9 million, respectively. In connection with one of the facilities, at December 31, 2013, a compensating cash balance of $4.5 million was maintained to secure outstanding standby letters of credit.

Other Indebtedness

Long-term borrowings at December 31, 2013 and December 31, 2012 included a mortgage note with the New York Job Development Authority in the amounts of $1.2 million and $2.4 million, respectively. The mortgage note was amended during December 2009, extending the fixed monthly payments of principal and interest for a period of 60 months up to and including December 31, 2014. The note bears interest at the rate of approximately 2%, and is subject to review and adjustment semi-annually based on the New York Job Development Authority’s confidential internal protocols. The mortgage note is collateralized by our Chester, New York distribution facility.

Additionally, we have entered into various capital leases for machinery and equipment. At December 31, 2013 and December 31, 2012 the balances of such leases were $2.9 million and $3.3 million, respectively. We also have numerous non-cancelable operating leases for its retail store sites, as well as several leases for offices, distribution and manufacturing facilities, showrooms and equipment. These leases generally contain renewal options and require us to pay real estate taxes, utilities and related insurance costs.

Liquidity

We expect that cash generated from operating activities and availability under our credit agreements will be our principal sources of liquidity. Based on our current level of operations, we believe these sources will be adequate to meet our liquidity needs for at least the next 12 months. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the New ABL Facility and the New Term Loan Credit Agreement in amounts sufficient to enable us to repay our indebtedness or to fund our other liquidity needs. See “Risk Factors—We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.”

Cash Flow Data—Year Ended December 31, 2013 Compared to Periods from January 1, 2012 to July 27, 2012 and July 28, 2012 to December 31, 2012

Net cash provided by operating activities totaled $135.8 million during 2013. Net cash used in operating activities totaled $10.9 million and $18.1 million during the periods from July 28, 2012 to December 31, 2012 and January 1, 2012 to July 27, 2012, respectively. Net cash flows provided by operating activities before changes in operating assets and liabilities were $129.7 million during 2013. Net cash flows provided by operating activities before changes in operating assets and liabilities, which were impacted by the Transaction, were $33.6 million and $32.5 million during the periods from July 28, 2012 to December 31, 2012 and January 1, 2012 to July 27, 2012, respectively. Changes in operating assets and liabilities during 2013 resulted in a source of cash of $6.1 million. Changes in operating assets and liabilities during the period from July 28, 2012 to December 31, 2012 and the period from January 1, 2012 to July 27, 2012 resulted in uses of cash in the amounts of $44.5 million and $50.6 million, respectively. The change in accounts payable, accrued expenses and income taxes payable during the period from July 28, 2012 to December 31, 2012 principally related to stock option payments, payments in lieu of dividends and other Transaction-related payments (see Note 5 to our consolidated financial statements included elsewhere in this filing for further discussion). The $50.6 million use of cash during the period from January 1, 2012 to July 27, 2012 was due to our seasonal working capital build.

Net cash used in investing activities totaled $112.5 million during 2013, as compared to $1,578.6 million during the period from July 28, 2012 to December 31, 2012 and $31.8 million during the period from January 1, 2012 to July 27, 2012. Investing activities during 2013 included $51.5 million paid in connection with certain acquisitions, including the acquisitions of iParty and Party Delights. Investing activities during the period from July 28, 2012 to December 31, 2012 included $1,562.2 million paid to our former owners in conjunction with the Transaction (see Note 5 to our consolidated financial statements included elsewhere in this filing for further discussion). Capital expenditures during 2013 were $61.2 million. Retail capital expenditures totaled $45.4 million during 2013 and principally related to store conversions (including the conversion of iParty stores) and new stores. Wholesale capital expenditures totaled $15.8 million and primarily related to printing plates/dies, machinery/equipment for our manufacturing operations and information technology expenditures.

Net cash used in financing activities was $18.5 million during 2013, as compared to $1,604.8 million provided by financing activities during the period from July 28, 2012 to December 31, 2012 and $33.3 million provided by financing activities during the period from January 1, 2012 to July 27, 2012. The cash inflow during the period from July 28, 2012 to December 31, 2012 related to the Transaction (see Note 5 to our consolidated financial statements included elsewhere in this filing for further discussion).

At December 31, 2013, we had $346.7 million of excess availability under the New ABL Facility.

Cash Flow Data—Periods from July 28, 2012 to December 31, 2012 and January 1, 2012 to July 27, 2012 Compared to Year Ended December 31, 2011

Net cash used in operating activities totaled $10.9 million during the period from July 28, 2012 to December 31, 2012 and $18.1 million during the period from January 1, 2012 to July 27, 2012, as compared to cash provided by operating activities of $161.3 million during 2011. The net cash outflow during the period from July 28, 2012 to December 31, 2012 was principally due to stock option payments, payments in lieu of dividends and other Transaction-related payments being principally offset by other operating cash inflows. See Notes 5 and 12 to the consolidated financial statements which are included elsewhere in this filing for further discussion of the Transaction-related payments.

Net cash used in investing activities totaled $1,578.6 million during the period from July 28, 2012 to December 31, 2012 and $31.8 million during the period from January 1, 2012 to July 27, 2012, as compared to $138.9 million during 2011. We were acquired on July 27, 2012 for aggregated consideration of approximately $2,690.0 million. The portion of the consideration that was not retained by us, $1,562.2 million, is included in cash paid in connection with acquisitions during the period from July 28, 2012 to December 31, 2012. Investing activities during the period from January 1, 2012 to July 27, 2012 included $3.1 million paid in connection with the acquisition of retail stores from franchisees. Investing activities during 2011 included $47.1 million paid in connection with the acquisition of Riethmüller, $31.8 million paid in connection with the acquisition of Party City Canada, $4.0 million paid in connection with the acquisition of the Christy’s Group, and $12.7 million paid in connection with the purchase of retail franchise stores. Capital expenditures during 2012 were principally consistent with 2011. Retail capital expenditures totaled $11.3 million and $22.0 million during the periods from July 28, 2012 to December 31, 2012 and January 1, 2012 to July 27, 2012, respectively, and were principally for store conversions and new stores. Wholesale capital expenditures totaled $5.1 million and $6.9 million during the periods from July 28, 2012 to December 31, 2012 and January 1, 2012 to July 27, 2012, respectively, and were principally for printing plates and dies and data processing equipment.

Net cash provided by financing activities was $1,604.8 million during the period from July 28, 2012 to December 31, 2012 and $33.3 million during the period from January 1, 2012 to July 27, 2012, as compared to net cash used in financing activities of $19.8 million during 2011. Due to the Transaction, during the period from July 28, 2012 to December 31, 2012 amounts outstanding under our previous $350.0 million ABL revolving credit facility and previous $675.0 million term loan agreement were repaid and we entered into the New ABL Facility, of which $115.0 million was drawn at closing, and the New Term Loan Credit Agreement. Additionally, we issued $700.0 million of New Senior Notes and repaid $175.0 million of then-existing notes. We paid $64.1 million of costs in conjunction with the issuance of the new debt. See the consolidated financial statements which are included elsewhere in this filing for further detail. Additionally, due to the acquisition, we received $809.4 million of capital contributions. The periods from July 28, 2012 to December 31, 2012 and January 1, 2012 to July 27, 2012 include excess tax benefits from stock options in the amounts of $0.6 million and $32.3 million, respectively. See the consolidated financial statements which are included elsewhere in this filing for further discussion.

Tabular Disclosure of Contractual Obligations

Our contractual obligations at December 31, 2013 are summarized by the year in which the payments are due in the following table (dollars in thousands):

	Total	2014	2015	2016	2017	2018	Thereafter
Long-term debt obligations (a)	$1,798,777	$12,466	$11,222	$11,222	$11,222	$11,222	$1,741,423
Capital lease obligations (a)	2,921	986	648	823	406	58	—
Operating lease obligations (b)	718,847	137,580	122,841	109,218	94,168	73,168	181,872
Purchase commitments (c)	29,695	15,695	14,000	—	—	—	—
Minimum product royalty obligations (a)	58,291	22,948	20,699	11,184	3,460	—	—

Total contractual obligations	$2,608,531	$189,675	$169,410	$132,447	$109,256	$84,448	$1,923,295

(a)	See our consolidated financial statements which are included elsewhere in this filing for further detail.
(b)	We are also an assignor with continuing lease liability for four stores sold to franchisees, and other parties, that expire through 2018. The assigned lease obligations continue until the applicable leases expire. The maximum amount of the assigned lease obligations may vary, but is limited to the sum of the total amount due under the lease. At December 31, 2013, the maximum amount of the assigned lease obligations was approximately $1.9 million and is not included in the table above.
(c)	We have certain purchase commitments requiring minimum purchase commitments. See our consolidated financial statements which are included elsewhere in this filing for further detail.

Not included in the above table are borrowings under the New ABL Facility and our foreign credit facilities.

Not included in the above table are $0.3 million of net potential cash obligations associated with unrecognized tax benefits due to the high degree of uncertainty regarding the timing of future cash outflows associated with such obligations. Refer to the notes to the consolidated financial statements which are included elsewhere in this filing for further information related to unrecognized tax benefits.

Additionally, not included in the above table are expected interest payments associated with the New Term Loan Credit Agreement, the New Senior Notes, capital lease obligations and mortgage obligations, of approximately $109.3 million in 2014, $108.8 million in 2015, $108.3 million in 2016, $107.8 million in 2017, $107.3 million in 2018 and $124.0 million thereafter. Interest payments are estimates based on our debt’s scheduled maturities and stated interest rates or, for variable rate debt, interest rates as of December 31, 2013. Our estimates do not reflect interest payments on the credit facilities or the possibility of additional interest from the refinancing of our debt as such amounts are not determinable.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Effects of Inflation

Although we expect that our operating results will be influenced by general economic conditions, we do not believe that inflation has had a material effect on our results of operations during the periods presented. However, there can be no assurance that our business will not be affected by inflation in the future.

Critical Accounting Policies and Procedures

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the appropriate application of certain accounting policies, many of which require estimates and assumptions about future events and their impact on amounts reported in the financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates. Such differences could be material to the consolidated financial statements included herein.

We believe our application of accounting policies, and the estimates inherently required by these policies, are reasonable. These accounting policies and estimates are constantly re-evaluated and adjustments are made when facts and circumstances dictate a change. Historically, we have found the application of accounting policies to be reasonable, and actual results generally do not differ materially from those determined using necessary estimates.

Revenue Recognition

Our terms of sale to retailers and other distributors for substantially all of our sales is FOB shipping point and, accordingly, title and the risks and rewards of ownership are transferred to the customer, and revenue is recognized, when goods are shipped. We estimate reductions to revenues for volume-based rebate programs at the time sales are recognized.

Wholesale sales returns are not significant as, generally, we only accept the return of goods that were shipped to retailers in error.

Revenue from retail operations is recognized at the point of sale. We estimate future retail sales returns and record a provision in the period that the related sales are recorded based on historical information. Retail sales are reported net of taxes collected.

Franchise fee revenue is recognized upon the completion of our performance requirements and the opening of the franchise store. In addition to the initial franchise fee, we also recognize royalty fees generally ranging from 4% to 6% and advertising fund fees ranging from 1% to 2.25% based upon the franchised stores’ reported gross retail sales. The terms of our franchise agreements also provide for payments to franchisees based on domestic retail e-commerce sales originating from specified areas relating to the franchisees’ contractual territory. The amounts paid vary based on several factors, including the profitability of our e-commerce sales, and are expensed at the time of sale.

Store Closure Costs

We record estimated store closure costs, estimated lease commitment costs net of estimated sublease income and other miscellaneous store closing costs when the liability is incurred.

Product Royalty Agreements

We enter into product royalty agreements that allow us to use licensed designs on certain of our products. These contracts require us to pay royalties, generally based on the sales of such product and may require guaranteed minimum royalties, a portion of which may be paid in advance. We match royalty expense with revenue by recording royalties at the time of sale, at the greater of the contractual rate or an effective rate calculated based on the guaranteed minimum royalty and our estimate of sales during the contract period. Guaranteed minimum royalties paid in advance are recorded in the consolidated balance sheets in either prepaid expenses and other current assets or other assets, depending on the nature of the royalties.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers and franchisees to make required payments. A considerable amount of judgment is required in assessing the ultimate realization of these receivables, including consideration of our history of receivable write-offs, the level of past due accounts and the economic status of our customers. In an effort to identify adverse trends relative to customer economic status, we assess the financial health of the markets we operate in and perform periodic credit evaluations of our customers and ongoing reviews of account balances and aging of receivables. Amounts are considered past due when payment has not been received within the time frame of the credit terms extended. Write-offs are charged directly against the allowance for doubtful accounts and occur only after all collection efforts have been exhausted. Because we cannot predict future changes in economic conditions and in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates and could impact our allowance for doubtful accounts.

Inventories

Inventories are valued at the lower of cost or market. In assessing the ultimate realization of inventories, we are required to make judgments regarding, among other things, future demand and market conditions, current inventory levels and the impact of the possible discontinuation of product designs.

We determine the cost of inventory at our retail stores using the weighted average method. All other inventory cost is determined principally using the first-in, first-out method.

We estimate retail inventory shortage for the period between physical inventory dates on a store-by-store basis. Our inventory shortage estimate can be affected by changes in merchandise mix and changes in actual shortage trends. The shrinkage rate from the most recent physical inventory, in combination with historical experience, is the basis for estimating shrinkage.

Long-Lived and Intangible Assets (including Goodwill)

We review the recoverability of our long-lived assets, including finite-lived intangible assets, whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. For purposes of recognizing and measuring impairment, we evaluate long-lived assets other than goodwill based upon the lowest level of independent cash flows ascertainable to evaluate impairment. If the sum of the undiscounted future cash flows expected over the remaining asset life is less than the carrying value of the assets, we may recognize an impairment loss. The impairment related to long-lived assets is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not readily available, we estimate fair values using expected discounted future cash flows. Such estimates of fair value require significant judgment, and actual fair value could differ due to changes in the expectations of cash flows or other assumptions, including discount rates.

In the evaluation of the fair value and future benefits of finite long-lived assets attached to retail stores, we perform our cash flow analysis on a store-by-store basis. Various factors including future sales growth and profit margins are included in this analysis. To the extent these future projections or strategies change, the conclusion regarding impairment may differ from the current estimates.

Goodwill is reviewed for potential impairment on an annual basis or more frequently if circumstances indicate a possible impairment.

For purposes of testing goodwill for impairment, reporting units are determined by identifying individual components within our organization which constitute a business for which discrete financial information is available and is reviewed by management. Components within a segment are aggregated to the extent that they have similar economic characteristics. Based on this evaluation, we have determined that our operating segments, wholesale and retail, represent our reporting units for the purposes of our goodwill impairment test.

If necessary, we estimate the fair value of each reporting unit using expected discounted cash flows. If the carrying amount of a reporting unit exceeds its fair value, the excess, if any, of the fair value of the reporting unit over amounts allocable to the unit’s other assets and liabilities is the implied fair value of goodwill. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss will be recognized in an amount equal to that excess. The fair value of a reporting unit refers to the amount at which the unit as a whole could be sold in a current transaction between willing parties. The determination of such fair value is subjective, and actual fair value could differ due to changes in the expectations of cash flows or other assumptions including discount rates.

Insurance Accruals

Our consolidated balance sheet includes significant liabilities with respect to self-insured workers’ compensation, medical and general liability claims. We estimate the required liability for such claims based upon various assumptions, which include, but are not limited to, our historical loss experience, projected loss development factors, actual payroll and other data. The required liability is also subject to adjustment in the future based upon changes in claims experience, including changes in the number of incidents (frequency) and changes in the ultimate cost per incident (severity). Adjustments to earnings resulting from changes in historical loss trends have been insignificant. Further, we do not anticipate any significant change in loss trends, settlements or other costs that would cause a significant change in our earnings.

Income Taxes

Temporary differences arising from differing treatment of income and expense items for tax and financial reporting purposes result in deferred tax assets and liabilities that are recorded on the balance sheet. These balances, as well as income tax expense, are determined through management’s estimations, interpretation of tax law for multiple jurisdictions and tax planning. However, inherent in the measurement of deferred balances are certain judgments and interpretations of enacted tax laws and published guidance with respect to applicability to our operations. If our actual results differ from estimated results due to changes in tax laws or tax planning, our effective tax rate and tax balances could be affected. As such, these estimates may require adjustment in the future as additional facts become known or as circumstances change.

During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. A valuation allowance is established against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. These provisions prescribe a comprehensive model of how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. In accordance with these provisions, we recognize a tax benefit when a tax position is more-likely-than-not to be sustained upon examination, based solely on its technical merits. We measure the recognized tax benefit as the largest amount of tax benefit that has greater than a 50% likelihood of being realized upon the ultimate settlement with a taxing authority. We reverse previously recognized tax benefits if we determine that the tax position no longer meets the more-likely-than-not threshold of being sustained. We accrue interest and penalties related to unrecognized tax benefits in income tax expense.

Stock-Based Compensation

Accounting for stock-based compensation requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The value of our stock-based awards is recognized as expense over the service period, net of estimated forfeitures. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. Actual results and future estimates may differ substantially from our current estimates.

We granted 2,583 stock options during 2013, 2,367 of which were granted on April 1, 2013. With the assistance of an independent third-party valuation firm, we determined the fair value of the common stock underlying such options by using a market approach and an income approach and taking the average of the two approaches. The market approach involved estimating EBITDA multiples and the income approach involved estimating future cash flows and determining the present value of such cash flows based on a discount rate. The estimates are complex and subjective. Once our shares begin trading, estimates will not be necessary for purposes of determining the value of our stock for future stock option grants. See Note 12 of the consolidated financial statements, included elsewhere in this filing, for a discussion of additional inputs which were used for purposes of determining the fair value of our stock options.

Recently Issued Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-10, “Derivatives and Hedging (Topic 815), Inclusion of the Federal Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedging Accounting Purposes.” The pronouncement allows companies to use the federal funds effective rate as a benchmark interest rate for purposes of achieving hedge accounting. Although the pronouncement has no current impact on us, it could impact us in the future.

In July 2013, the FASB issued ASU 2013-11, “Income Taxes: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. The update provides guidance on the financial statement presentation of an unrecognized tax benefit, as either a reduction of a deferred tax asset or as a liability, when a net operating loss carryforward, similar tax loss, or a tax credit carryforward exists. The update will be effective for interim and annual periods beginning after December 15, 2013 and may be applied on a retrospective basis. Early adoption is permitted. We do not believe that the adoption of this pronouncement will have a material impact on our consolidated financial statements.

In March 2013, the FASB issued ASU 2013-05, “Foreign Currency Matters (Topic 830), Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity”. The pronouncement states that a cumulative translation adjustment is attached to the parent’s investment in a foreign entity and should be released in a manner consistent with the derecognition guidance on investments in entities. The ASU is effective for fiscal years beginning after December 15, 2013. We do not believe that the adoption of this pronouncement will have a material impact on our consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. The pronouncement requires companies to report, in one place, information about reclassifications out of accumulated other comprehensive income. Additionally, it requires companies to report changes in accumulated other comprehensive income balances. We adopted ASU 2013-02 on January 1, 2013. See Note 19 to the consolidated financial statements which are included elsewhere in this filing. The adoption did not have a material impact on our consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities”. Additionally, in January 2013, the FASB issued ASU 2013-01, “Balance Sheet (Topic 210), Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities”. The pronouncements require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. We adopted the pronouncements on January 1, 2013. The adoption did not have a material impact on our consolidated financial statements.

Quarterly Results

Despite a concentration of holidays in the fourth quarter of the year, as a result of our expansive product lines and customer base and increased promotional activities, the impact of seasonality on the quarterly results of our wholesale operations has been limited. However, due to Halloween and Christmas, the inventory balances of our wholesale operations are slightly higher during the third quarter than during the remainder of the year. Additionally, the promotional activities of our wholesale business, including special dating terms, particularly with respect to Halloween products sold to retailers and other distributors, result in slightly higher accounts receivable balances during the third quarter. Our retail operations are subject to significant seasonal variations. Historically, our retail segment has realized a significant portion of its revenues, cash flow and net income in the fourth quarter of the year, principally due to our Halloween sales in October and, to a lesser extent, year-end holiday sales.

As a result of the Transaction, the financial information for the period after July 27, 2012 represents the financial information of the “Successor” company. Prior to, and including, July 27, 2012, the consolidated financial statements include the accounts of the “Predecessor” company. Due to the change in the basis of accounting resulting from the application of the acquisition method of accounting, the Predecessor’s consolidated financial statements and the Successor’s consolidated financial statements are not necessarily comparable. The following table sets forth our historical revenues, gross profit, income (loss) from operations, net income (loss) and net income (loss) attributable to Party City Holdings Inc. for the quarters ended March 31, 2011 (Predecessor), June 30, 2011 (Predecessor), September 30, 2011 (Predecessor), December 31, 2011 (Predecessor), March 31, 2012 (Predecessor), June 30, 2012 (Predecessor), for the periods from July 1, 2012 to July 27, 2012 (Predecessor) and July 28, 2012 to September 30, 2012 (Successor), December 31, 2012 (Successor), March 31, 2013 (Successor), June 30, 2013 (Successor), September 30, 2013 (Successor) and December 31, 2013 (Successor) (dollars in thousands):

	For the Three Months Ended, (Successor)
	March 31,		June 30,		September 30,		December 31,
2013:
Revenues:
Net sales	$397,655		$441,976		$483,585		$703,056
Royalties and franchise fees	3,893		4,253		3,815		6,880
Gross profit	130,457	(a)	154,599	(a)	160,902	(a)	321,126	(a)
Income from operations	4,171	(a)	14,598	(a)	10,737	(a)	132,096	(a)(c)
Net (loss) income	(27,100	)(a)(b)	(12,525	)(a)	(10,552	)(a)	62,975	(a)(c)
Net (loss) income attributable to Party City Holdings Inc.	(27,213	)(a)(b)	(12,591	)(a)	(10,597	)(a)	62,975	(a)(c)

	For the Three Months Ended March 31, (Predecessor)	For the Three Months Ended June 30, (Predecessor)	For the period from July 1, to July 27, (Predecessor)		For the period from July 28, to September 30, (Successor)		For the Three Months Ended December 31, (Successor)
2012:
Revenues:
Net sales	$379,281	$429,440	$122,182		$324,525		$639,805
Royalties and franchise fees	3,796	4,440	1,045		2,797		6,515
Gross profit	142,657	169,592	44,606		77,017	(a)	250,903	(a)
Income (loss) from operations	21,157	44,729	(16,270	)(d)	(28,676	)(a)	85,425	(a)
Net income (loss)	2,084	16,042	(33,128	)(e)	(30,550	)(a)	24,966	(a)
Net income (loss) attributable to Party City Holdings Inc.	2,044	15,991	(33,133	)(e)	(30,611	)(a)	24,967	(a)

	For the Three Months Ended, (Predecessor)
	March 31,	June 30,	September 30,	December 31,
2011:
Revenues:
Net sales	$352,501	$411,502	$436,186	$652,680
Royalties and franchise fees	3,681	4,550	3,962	6,913
Gross profit	127,486	163,715	148,039	294,656
Income from operations	16,608	43,022	11,276	130,464
Net (loss) income	(2,492)	14,578	(5,820)	70,144
Net (loss) income attributable to Party City Holdings Inc.	(2,563)	14,532	(5,922)	70,228

(a)	As a result of the Transaction, we applied the acquisition method of accounting and increased the value of our inventory by $89.8 million as of July 28, 2012. Such adjustment increased our cost of sales during the periods from July 28, 2012 to September 30, 2012, October 1, 2012 to December 31, 2012, January 1, 2013 to March 31, 2013, April 1, 2013 to June 30, 2013, July 1, 2013 to September 30, 2013 and October 1, 2013 to December 31, 2013 by $27.8 million, $30.8 million, $10.8 million, $8.5 million, $2.6 million and $3.3 million, respectively, as the related inventory was sold. See the notes to the consolidated financial statements for further detail.
(b)	During February 2013, the New Term Loan Credit Agreement was amended. In conjunction with that amendment, we wrote-off $5.9 million of costs that had been capitalized during the initial issuance of the debt. Additionally, we wrote-off $2.3 million of the net original issuance discount that existed as of the time of that amendment. Also in conjunction with that amendment, we expensed $2.5 million of a call premium and $1.6 million of investment banking and legal fees. All of the charges were recorded in other expense in our consolidated statement of operations and comprehensive income.
(c)	In conjunction with the Transaction, we applied the acquisition method of accounting and allocated the $2.7 billion acquisition price to various tangible and intangible assets, including our Halloween City trade name. The value that was ascribed to the trade name was based on the number of Halloween City stores that we expected to open during each subsequent Halloween selling season and the expected performance of such stores. The number of stores that we open during a season is driven by many factors, including the availability of suitable locations. During 2013, we made a strategic decision to open fewer temporary Halloween City stores and we expect to take a similar approach in 2014. As a result of a change in store performance and our decision to open fewer Halloween City stores than assumed in 2012, during 2013 we lowered the value of its Halloween City trade name by recording a $7.5 million impairment charge.
(d)	Includes: $8.4 million of compensation expense related to the Transaction, $2.1 million of stock-based compensation expense related to the Transaction and $16.1 million of expense for payments in lieu of dividends. See the notes to the consolidated financial statements for further detail, including a discussion of the income tax impact.
(e)	Includes: $28.1 million of costs related to the Transaction, $2.1 million of stock-based compensation expense related to the Transaction and $16.1 million of expense for payments in lieu of dividends. See the notes to the consolidated financial statements for further detail, including a discussion of the income tax impact.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

As a result of our variable rate indebtedness, our earnings are affected by changes in interest rates. From time to time we have utilized interest rate swap agreements to manage the risk associated with such changes. As discussed in the notes to the consolidated financial statements included elsewhere in this filing, on July 27, 2012 all amounts outstanding under the $675.0 million term loan agreement were repaid and we entered into the New Term Loan Credit Agreement. Assuming that the refinancing had occurred on January 1, 2011, if market interest rates for our variable rate indebtedness averaged 2% more than the actual rates, during 2013, 2012 and 2011 the interest expense amounts in our consolidated financial statements included elsewhere in this filing would have increased by $25.0 million, $25.3 million and $25.3 million during 2013, 2012 and 2011, respectively. The income (loss) before income taxes for the three years would have also been impacted by the same amounts. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowings and considering any interest rate swap agreements. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management could potentially take action to mitigate our exposure to the change. However, due to the uncertainty of the specific actions that we would take and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

As a result of the sale of our products in foreign markets, our earnings are affected by fluctuations in the value of the U.S. dollar when compared to the values of foreign currencies. Although we periodically enter into foreign currency forward contracts to hedge against the earnings impact of such fluctuations, we (1) may not be able to achieve hedge effectiveness in order to qualify for hedge-accounting treatment and, therefore, would record any gain or loss on the mark-to-market of the contracts in other expense (income) and (2) may not be able to hedge such risks completely or permanently. A uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which our foreign sales are denominated would have decreased income from operations, as stated in the consolidated financial statements included elsewhere in this filing, by $12.4 million, $5.5 million, $6.6 million and $12.4 million during full-year 2013, the period from July 28, 2012 to December 31, 2012, the period from January 1, 2012 to July 27, 2012 and full-year 2011, respectively. The income (loss) before income taxes for the three years would have also been impacted by the same amounts. In addition to the direct effects of changes in exchange rates, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not consider a potential change in sales levels or local currency prices.

Item 8.	Financial Statements and Supplementary Data

See the consolidated financial statements and supplementary data listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedule on page F-1 herein.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Act”)) as of December 31, 2013 pursuant to Rules 13a-15(b) and 15d-15(b) of the Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is: (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Set forth below are the names, ages and positions with the Company of the persons who are serving as directors and executive officers of the Company at March 31, 2014.

Name	Age	Position
Gerald C. Rittenberg	62	Executive Chairman and Director
James M. Harrison	62	Chief Executive Officer, President and Director
Michael A. Correale	56	Chief Financial Officer
Gregg A. Melnick	44	President, Party City Retail Group
Todd M. Abbrecht	45	Chairman of the Board of Directors
Jefferson M. Case	36	Director
Steven J. Collins	45	Director
Uttam K. Jain	34	Director
Norman S. Matthews	81	Director
Lawrence P. Molloy	52	Director
Joshua M. Nelson	41	Director

Gerald C. Rittenberg became our Executive Chairman in January 2014. From 1997 until January 2014, Mr. Rittenberg served as our Chief Executive Officer. From May 1997 until December 1997, Mr. Rittenberg served as acting Chairman of the Board. From October 1996 until May 1997, Mr. Rittenberg served as our President. Mr. Rittenberg’s extensive experience in the decorated party goods industry, his 23-year tenure, his prior experience as our Chief Executive Officer and the requirements of the stockholders agreement led to the conclusion that he should serve as a director of our Company.

James M. Harrison became our Chief Executive Officer in January 2014. Mr. Harrison became our President in December 1997. From March 2002 to July 2012, Mr. Harrison served as our Chief Operating Officer. From February 1997 to March 2002, Mr. Harrison also served as our Chief Financial Officer and Treasurer. From February 1997 to December 1997, Mr. Harrison served as our Secretary. Mr. Harrison’s extensive experience in the decorated party goods industry, his 17-year tenure, his role as our Chief Executive Officer and President and the requirements of the stockholders agreement led to the conclusion that he should serve as a director of our Company.

Michael A. Correale became our Chief Financial Officer in March 2002. Prior to that time, Mr. Correale served as our Vice President—Finance, from May 1997 to March 2002.

Gregg A. Melnick became President of Party City Retail Group in March 2011. From May 2010 to February 2011, Mr. Melnick was President of Party City Corporation. Previously, he was Chief Operating Officer from October 2007 to April 2010 and Chief Financial Officer from September 2004 to September 2007 of Party City Corporation.

Todd M. Abbrecht has been a member of our Board since July 2012. Mr. Abbrecht is a Managing Director at Thomas H. Lee Partners, L.P. (“THL”). Prior to joining THL in 1992, Mr. Abbrecht was in the Mergers and Acquisitions department of Credit Suisse First Boston. Mr. Abbrecht is currently a director of Aramark Holdings Corporation, Fogo de Chão, Intermedix Corporation and inVentiv Health, Inc. His prior directorships include Warner Chilcott plc and Dunkin’ Brands Group, Inc. Mr. Abbrecht holds a B.S.E. in Finance from the Wharton School of the University of Pennsylvania and an M.B.A. from Harvard Business School. Mr. Abbrecht’s experience serving as a director of various companies and his affiliation with THL, whose affiliated funds are entitled to elect a certain number of directors, led to the conclusion that he should serve as a director of our Company.

Jefferson M. Case has been a member of our Board since July 2012. Mr. Case is a Managing Director at Advent. Prior to joining Advent in 2001, Mr. Case worked at Bowles Hollowell Conner / First Union, a leading middle-market M&A investment bank, and in the corporate development group of Danaher Corp. Mr. Case currently serves on the board of directors of The Coffee Bean & Tea Leaf and Serta Simmons Holdings and has served on the board of directors of Hudson Group. He holds a B.A. in economics from Davidson College and an MBA from Harvard Business School. Mr. Case’s experience serving as a director of various companies and his affiliation with Advent, whose managed funds’ common stock holdings entitle it to elect a certain number of directors, led to the conclusion that he should serve as a director of our Company.

Steven J. Collins has been a member of our Board since August 2008. Mr. Collins, a Managing Director of Advent, has served on the board of directors of Kirkland’s, Inc., lululemon athletica inc. and currently serves on the board of directors of several privately held businesses. Mr. Collins originally joined Advent in 1995. He left the company in 1997 and worked at Kirkland’s Inc. and attended the Harvard Business School, before rejoining Advent in 2000. Mr. Collins received a B.S. from the Wharton School of the University of Pennsylvania and an MBA from the Harvard Business School. Mr. Collins’ experience serving as a director of various companies and his affiliation with Advent, whose managed funds’ common stock holdings entitle it to elect a certain number of directors, led to the conclusion that he should serve as a director of our Company.

Uttam K. Jain has been a member of our Board since July 2012. Mr. Jain is a Vice President at THL. Prior to joining THL in 2011, Mr. Jain worked at Riverside Partners and The Boston Consulting Group. Mr. Jain holds a B.Tech. in Chemical Engineering from the Indian Institute of Technology, Bombay, where he was the recipient of the Institute Silver Medal, an M.S. in Chemical Engineering Practice from Massachusetts Institute of Technology and a MBA, with Honors, from the Wharton School of the University of Pennsylvania. Mr. Jain’s affiliation with THL, whose affiliated funds are entitled to elect a certain number of directors, led to the conclusion that he should serve as a director of our Company.

Norman S. Matthews has been a member of our Board since May 2013. Mr. Matthews has worked as an independent consultant and venture capitalist since 1989. From 1978 to 1988, Mr. Matthews served in various senior management positions for Federated Department Stores, Inc., including President from 1987 to 1988. Mr. Matthews currently serves on the Board of Directors of Henry Schein, Inc., Duff & Phelps Corp., Spectrum Brands, Inc. (as Chairman of its nominating and governance committee) and as Chairman of the Board of The Children’s Place Retail Stores, Inc. Mr. Matthews is director emeritus of Sunoco, Inc., Toys ‘R’ Us, Inc. and Federated Department Stores, Inc. and a trustee emeritus at the American Museum of Natural History. During the past five years, Mr. Matthews served on the Board of Directors of Finlay Fine Jewelry Corporation, Finlay Enterprises, Inc. and The Progressive Corporation. In 2005, Mr. Matthews was named as one of eight outstanding directors by the Outstanding Directors Exchange (an annual award voted on by peer directors and awarded to an outstanding director for the key role he played during a crisis, business transformation or turnaround). Mr. Matthews’ extensive experience in strategic marketing and sales with over 30 years of experience as a senior business leader in marketing and merchandising at large public companies and his valuable expertise in compensation programs and strategy led to the conclusion that he should serve as a director of our Company.

Lawrence P. Molloy has served in various leadership and financial executive roles primarily in the retail sector over the last several years. From September 2007 through June 2013, Mr. Molloy was the Chief Financial Officer for PetSmart Inc. From September 2003 through September 2007, Mr. Molloy worked for Circuit City Stores Inc., where he was the Vice President and CFO of Retail and the Vice President of Financial Planning and Analysis. He has also worked for Capital One Financial, AGL Capital Investments, Deloitte Consulting and the U.S. Navy where he was a fighter pilot for 10 years. In 2011, Mr. Molloy was named Institutional Investors CFO of the Year for Specialty Retail. He earned a B.S. from the U.S. Naval Academy and an MBA from the Darden Graduate School of Business at the University of Virginia. Mr. Molloy also serves as a Director for Sprouts Farmers Market. Mr. Molloy’s extensive experience in financial executive roles and his valuable experience in the retail industry led to the conclusion that he should serve as a director of our Company.

Joshua M. Nelson has been a member of our Board since July 2012. Mr. Nelson is a Managing Director at THL. Prior to joining THL in 2003, Mr. Nelson worked at JPMorgan Partners, the private equity affiliate of JPMorgan Chase. Mr. Nelson also worked at McKinsey & Co. and The Beacon Group, LLC. Mr. Nelson is currently a director of Hawkeye Energy Holdings, LLC, Advance BioEnergy LLC and inVentiv Health, Inc. Mr. Nelson holds an A.B., summa cum laude, in Politics from Princeton University and an MBA with Honors from Harvard Business School. Mr. Nelson’s experience serving as a director of various companies and his affiliation with THL, whose affiliated funds are entitled to elect a certain number of directors, led to the conclusion that he should serve as a director of our Company.

In addition to the individual attributes of each of our directors listed above, we highly value the collective qualifications and experiences of our board members. We believe the collective viewpoints and perspectives of our directors results in a board that is dedicated to advancing the interests of our stockholders.

Board of Directors

The Board of Directors holds regularly scheduled meetings. In addition to the regularly scheduled meetings, there are typically other scheduled and special meetings.

Board Leadership Structure

The Company separates the roles of Chief Executive Officer and Chairman of the Board of Directors in recognition of the differences between the two roles. The Chief Executive Officer is responsible for setting the strategic direction for the Company and the day to day leadership and performance of the Company, while the Chairman of the Board of Directors provides guidance to the Chief Executive Officer and sets the agenda for board meetings and presides over meetings of the full Board of Directors. We also believe that separation of the positions creates an environment that is more conducive to objective evaluation and oversight of management’s performance, increasing management accountability and improving the ability of the Board of Directors to monitor whether management’s actions are in the best interests of the Company. Mr. Abbrecht, the Chairman of the Board of Directors, presides at all executive sessions of the Board of Directors.

Risk Oversight

The Board of Directors’ role in the Company’s risk oversight process includes receiving reports from members of senior management on areas of material risk to the Company, including operational, financial, legal and regulatory, and strategic risks. The full Board of Directors receives these reports in order to enable it to understand the Company’s risk identification, risk management and risk mitigation strategies. While the audit and compensation committees are responsible for evaluating certain risks and overseeing the management of such risks, the entire Board of Directors is informed of such risks at the Board of Directors meetings, following a given committee meeting. This enables the Board of Directors and its committees to coordinate the risk oversight role, particularly with respect to risk interrelationships.

Audit Committee

The Audit Committee of the Board of Directors consists of Lawrence P. Molloy, Chairman, Joshua M. Nelson, Uttam Kumbhat Jain, Jefferson M. Case and James M. Harrison. The Audit Committee is governed by a written charter approved by the Board of Directors. There are regularly scheduled meetings of the Audit Committee and typically other special meetings.

The Audit Committee’s primary duties and responsibilities are to:

•	appoint, compensate, retain and oversee the work of any registered public accounting firm engaged for the purpose of preparing or issuing an audit report or performing other audit, review or attest services and review and appraise the audit efforts of our independent accountants;

•	establish procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters;

•	engage independent counsel and other advisers, as necessary;

•	determine funding of various services provided by accountants or advisers retained by the committee;

•	serve as an independent and objective party to oversee our internal controls and procedures system; and

•	provide an open avenue of communication among the independent accountants, financial and senior management and the board of directors.

The Board of Directors has determined that Mr. Molloy has the requisite financial knowledge and experience and qualifies as an “audit committee financial expert” within the meaning of SEC regulations.

Compensation Committee

The Compensation Committee of the Board of Directors consists of Todd M. Abbrecht, Jefferson M. Case and Joshua M. Nelson. The compensation committee is responsible for:

•	reviewing and approving corporate and individual goals and objectives relevant to executive officer compensation and evaluating the performance of executive officers in light of the goals and objectives;

•	reviewing and approving executive officer compensation;

•	reviewing and approving the chief executive officer’s compensation based upon the compensation committee’s evaluation of the chief executive officer’s performance;

•	making recommendations to the board of directors regarding the adoption of new incentive compensation and equity-based plans, and administering our existing incentive compensation and equity-based plans;

•	making recommendations to the board of directors regarding compensation of the members of the board of directors and its committees;

•	reviewing and discussing with management the compensation discussion and analysis to be included in our filings with the SEC and preparing an annual compensation committee report for inclusion in our annual proxy statement;

•	reviewing and approving generally any significant non-executive compensation and benefits plans;

•	reviewing our significant policies, practices and procedures concerning human resource-related matters; and

•	overseeing any other such matters as the board of directors shall deem appropriate from time to time.

Code of Ethics

The Company has adopted a Code of Business Conduct that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company’s Code of Business Conduct is a “code of ethics,” as defined in Item 406(b) of Regulation S-K of the Securities and Exchange Commission and is filed as an exhibit to this 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Because the Company’s common stock is not registered under the Exchange Act, none of the Company’s directors, officers or stockholders is obligated to file reports of beneficial ownership of Company common stock pursuant to Section 16 of the Exchange Act.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

This compensation discussion and analysis section provides context for the information contained in the tables following this discussion and is intended to provide information about our 2013 compensation objectives and policies for Gerald C. Rittenberg, our Executive Chairman, James M. Harrison, our Chief Executive Officer and President, Michael A. Correale, our Chief Financial Officer, and Gregg A. Melnick, our President-Party City Retail Group (collectively, our “named executive officers”). In January 2014, Mr. Rittenberg became our Executive Chairman and Mr. Harrison became our Chief Executive Officer and President. While the 2013 compensation discussed in this section relates to Mr. Rittenberg’s service as our Chief Executive Officer and Mr. Harrison’s service as our President, for purposes of this Executive Compensation section, we have referenced their new titles.

Compensation Committee

The members of the Compensation Committee of the Board (the “Compensation Committee”) are Todd M. Abbrecht, Jefferson M. Case and Joshua M. Nelson. The Compensation Committee is responsible for setting and administering our executive compensation policies and programs and determining the compensation of our executive officers, including our named executive officers. The Compensation Committee also administers Party City Holdco’s 2012 Omnibus Equity Incentive Plan (the “2012 Plan”).

The Compensation Committee has the authority to retain outside independent executive compensation consultants to assist in the evaluation of executive officer compensation. The Compensation Committee has the sole authority to retain, at our expense, and terminate any such consultant, including the sole authority to approve such consultant’s fees and other retention terms. However, all decisions regarding compensation of executive officers are made solely by the Compensation Committee. No independent executive compensation consultants were retained by the Compensation Committees during 2013.

Compensation Philosophy

Our executive compensation program has been designed to motivate, reward, attract and retain the management deemed essential to ensure our success. The program seeks to align executive compensation with our short- and long-term objectives, business strategy and financial performance. We seek to create a sustainable competitive advantage by achieving higher productivity and lower costs than our competitors. Our compensation objectives at all compensation levels are designed to support this goal by:

•	linking pay to performance to create incentives for our named executive officers to perform their duties at a high level;

•	ensuring compensation levels and components are actively managed; and

•	using equity compensation to align employees’ long-term interests with those of our stockholders.

Compensation

Our Chief Executive Officer and President and our Executive Chairman jointly evaluate the performance of all executive and senior officers, other than themselves, against goals and objectives established with respect to those officers, determine the annual base salaries of Mr. Correale and Mr. Melnick and recommend to the Compensation Committee annual cash incentive and share-based incentive compensation for such officers. The Compensation Committee independently evaluates the performance of our Chief Executive Officer and President and our Executive Chairman. The Compensation Committee meets annually, usually in February or March, to evaluate the performance of the executive and senior officers, to approve annual base salaries for Mr. Rittenberg and Mr. Harrison, subject to the contractual commitments we have made with certain of our named executive officers (as described below), and to determine annual cash incentive awards for the prior year’s performance and share-based incentive compensation to be effective for the current year. The Compensation Committee may meet at interim dates during the year to review the compensation of a named executive officer or other officer as the result of unforeseen organizational or responsibility changes, including new hires, which occur during the year.

In determining compensation components and levels, the Compensation Committee, our Chief Executive Officer and President and/or the Executive Chairman consider the scope and responsibility of the officer’s position, our overall financial and operating performance and the officer’s overall performance and future potential. The members of the Compensation Committee are representatives of private equity firms that collectively own approximately 93% of the outstanding equity of Party City Holdco. Thus, unlike the situation at many public companies, compensation decisions at our company are currently made by individuals who have a real and direct economic stake in the outcome of the decisions. The Compensation Committee members apply their considerable experiences in serving as directors of private equity portfolio companies to devise compensation packages that they believe will attract, retain and provide incentives to the executive talent necessary to manage an entity in which their firms have a substantial economic interest. Although the Compensation Committee looks to other companies to get a sense of the market for executive compensation in comparable circumstances, it currently does not engage in formal benchmarking.

Components of Compensation

The Company’s named executive and other officer compensation includes both short-term and long-term components. Short-term compensation consists of an officer’s annual base salary and annual incentive cash bonus. Long-term compensation may include grants of stock options or other share-based incentives established by the Company, as determined by the Compensation Committee.

Compensation is comprised of the following components:

Annual Base Salary

We pay our named executive officers an annual base salary to provide them with a fixed, base level of compensation. The annual base salaries for Mr. Correale and Mr. Melnick were determined by Mr. Rittenberg and Mr. Harrison based on the scope of Mr. Correale’s and Mr. Melnick’s responsibilities. The annual base salaries of Mr. Rittenberg and Mr. Harrison were determined by the Compensation Committee based on their employment agreements. Generally, we believe that executive annual base salaries should be near the middle of the range of salaries that our Compensation Committee members have observed for executives in similar positions and with similar responsibilities. Annual base salaries are reviewed annually and adjusted from time to time to reflect individual responsibilities, performance and experience, as well as market compensation levels. In the case of Mr. Rittenberg and Mr. Harrison, annual base salary adjustments are determined in accordance with their respective employment agreements. Mr. Correale’s and Mr. Melnick’s annual base salary adjustments for 2013 (an increase of 2% for each of Mr. Correale and Mr. Melnick) were the result of an evaluation of their overall performance during the last completed fiscal year by our Chief Executive Officer and President and our Executive Chairman.

Annual Cash Incentive Plan

We have an annual cash incentive plan that is designed to serve as an incentive to drive annual financial performance. As a company with a substantial amount of indebtedness, we believe that Adjusted EBITDA is an important measure of our financial performance and ability to service our indebtedness and we use it as the target metric for our annual cash incentive plan. Adjusted EBITDA is a non-GAAP measure used internally and is measured by taking net income (loss) and adding back interest charges, income taxes, depreciation and amortization and other adjustments which eliminate the impact of certain items that we do not consider indicative of our ongoing operating performance. For a discussion of our use of Adjusted EBITDA and a reconciliation to net income, please refer to “Selected Consolidated Financial Data.”

During 2013, the target annual bonus for each named executive officer was based on a percentage of annual base salary ranging from 50%, in the case of Mr. Correale and Mr. Melnick, to 100%, in the case of Mr. Rittenberg and Mr. Harrison. For twenty-five percent (25%) of the target, the Compensation Committee, with input from our Chief Executive Officer and President and our Executive Chairman (other than with respect to their own annual cash bonuses), determines, on a subjective basis, the amount that should be paid. In making the determination, the Compensation Committee evaluates the individual executive’s overall contribution during the prior year, but there are no specific, pre-determined, performance goals. The remaining seventy-five percent (75%) of a named executive officer’s target annual bonus depends on our performance against an Adjusted EBITDA target and also requires that the Compensation Committee, with input from Mr. Rittenberg and Mr. Harrison, be satisfied with the contributions made by the executive during the year. Depending on actual Adjusted EBITDA, the portion of the incentive award that is related to Adjusted EBITDA can be paid at a maximum of 200% for Mr. Rittenberg and Mr. Harrison and 150% for Mr. Correale and Mr. Melnick. The target and maximum annual bonus opportunities for Mr. Rittenberg and Mr. Harrison are established in their employment agreements.

If actual Adjusted EBITDA had equaled the target Adjusted EBITDA, each of the named executive officers would have earned 100% of the Adjusted EBITDA portion of his annual bonus. If actual Adjusted EBITDA was less than 90% of target Adjusted EBITDA, each named executive officer would have earned 0% of the Adjusted EBITDA portion of the annual bonus. If actual Adjusted EBITDA was equal to 90% of target Adjusted EBITDA, each named executive officer would have earned 50% of the Adjusted EBITDA portion of his annual bonus. If actual Adjusted EBITDA was greater than 90% of target Adjusted EBITDA, but less than 100% of the target, the percentage of the Adjusted EBITDA portion of each named executive officer’s annual bonus that was earned would have been adjusted on a straight-line basis. If actual Adjusted EBITDA had equaled 112% of target Adjusted EBITDA, each of the named executive officers would have earned 150% of the Adjusted EBITDA portion of his annual bonus. If actual Adjusted EBITDA was greater than 100% of the target, but less than 112% of the target, the percentage of the Adjusted EBITDA portion of each named executive officer’s annual bonus that was earned would have been adjusted on a straight-line basis. If actual Adjusted EBITDA was greater than 112% of the target, Mr. Rittenberg and Mr. Harrison would each have earned 200% of the Adjusted EBITDA portion of his annual bonus, and Mr. Correale and Mr. Melnick would each have earned 150% of the Adjusted EBITDA portion of his annual bonus. Actual Adjusted EBITDA for 2013 was approximately 95% of target Adjusted EBITDA and the named executive officers earned approximately 75% of the Adjusted EBITDA portion of their annual bonuses.

Additionally, based on the overall contributions by each of the named executive officers during the year, the Compensation Committee concluded that, for 2013, each of the executives should earn 100% of the twenty-five percent (25%) of their target bonus that is determined on a subjective basis.

Stock-based Incentive Program

Party City Holdco has adopted the 2012 Plan, under which the Company can grant incentive awards in the form of stock appreciation rights, restricted stock and common stock options to certain directors, officers, employees and consultants of the Company and its affiliates. During 2013, time-based stock options and performance-based stock options were granted under the 2012 Plan. Prior to these grants, none of our named executive officers held any long-term incentive awards. All long-term incentive awards held by our named executive officers prior to the Transaction were cancelled in connection with the Transaction. In determining the size of the grants made to our named executive officers, the Compensation Committee considered the size of the equity awards held by our named executive officers prior to the Transaction, the scope and responsibility of the officer’s position and their experience with equity grants made to executives of other companies with which the Sponsor-directors are affiliated.

The Compensation Committee uses the 2012 Plan as an important component of our overall compensation program because it helps retain key employees, aligns their financial interests with the interests of our equity owners, and rewards the achievement of our long-term strategic goals. Stock options provide our key employees with the opportunity to purchase and maintain an equity interest in Party City Holdco and to share in the appreciation of the value of the stock.

The Compensation Committee uses both time-based awards and performance-based awards to provide what it believes are the appropriate incentives. Time-based stock options help to retain executives, who must be employed by us at the time the award vests. In addition, because we set the exercise price of stock options at the fair market value of the common stock at the time of grant, our equity value must increase, thereby benefiting all stockholders, before the awards have any value. Additionally, we grant performance-based awards that vest if specified investment returns are achieved by THL and certain service requirements are met. We believe that these options put our executives in the shoes of our stockholders and align their interests with those of our stockholders.

Upon a change of control described in the 2012 Plan, all outstanding time-based options will, subject to certain limitations, become fully exercisable and vested, and the service-based conditions that apply to outstanding performance-based options will be deemed satisfied with respect to 80% of each such grant. The service-based condition with respect to the remaining 20% of each grant of performance-based options will be deemed satisfied on the earliest of (i) the first anniversary of the change of control, (ii) the date on which the named executive officer’s employment or other service terminates for any reason other than by us for “cause” or by the named executive officer without “good reason” (each as defined in the 2012 Plan) and (iii) the regularly scheduled vesting date, subject to the named executive officer’s continued employment through the applicable date. We believe that providing for acceleration upon a liquidity event such as a change of control helps to align the interests of the executives with those of our stockholders.

Investment in the Company

In connection with the Transaction, each of our named executive officers was offered the opportunity to make an investment in us by converting their directly-owned shares into our post-Transaction shares. Each of our named executive officers elected to roll over shares in connection with the Transaction and, as a result, directly or indirectly holds shares of Party City Holdco common stock in the following amounts: Mr. Rittenberg – 223.95 shares; Mr. Harrison – 201.85 shares; Mr. Correale – 24.56 shares; and Mr. Melnick – 77.76 shares.

Offering our named executive officers this opportunity aligns their interests with those of our other stockholders, leads them to act as “employee owners” of our company and allows them to benefit from increases in value that they helped create.

Adjustments in Connection with Cash Dividend

In August 2013, Party City Holdco paid a cash dividend of $10,087 per share on each share of common stock that was outstanding as of that date. In order to prevent dilution of the value of our outstanding stock options, including awards held by our named executive officers, in connection with the cash dividend, the exercise price of each outstanding stock option was reduced by the amount of the per share dividend, as required by the terms of the 2012 Plan.

Severance Arrangements

We provide severance protection to Mr. Rittenberg and Mr. Harrison in their employment agreements, and to Mr. Correale pursuant to his offer letter. These severance protections are described below under “Potential Payments Upon Termination or Change in Control.”

Our severance protections are designed to retain the services of Mr. Rittenberg, Mr. Harrison and Mr. Correale and resulted from prior negotiations regarding their employment arrangements. We believe the level of severance payments we provide is appropriate and within the range of competitive practice.

Other Benefits and Perquisites

Each named executive officer is also eligible to participate in our broad-based employee benefit plans for U.S.-based employees, such as medical, dental, group life, disability and accidental death and dismemberment insurance. Under our tax-qualified defined contribution plans, our named executive officers and generally all full-time domestic exempt and non-exempt employees who meet certain length-of-service and age requirements, as defined in such plans, may contribute a portion of their compensation to the plan on a pre-tax basis and receive an employer matching contribution ranging from approximately 11% to 100% of the employee contributions, not to exceed a range of 5% to 6% of the employee’s annual salary. In addition, our tax-qualified defined contribution plans provide for annual discretionary contributions to be credited to participants’ accounts. Named executive officers participate in the benefit plans on the same basis as our other employees. The annual value of the contributions to our profit-sharing plans for each named executive officer is reflected in the “All Other Compensation” column of the Summary Compensation Table below. We also provide Mr. Rittenberg, Mr. Harrison and Mr. Correale with certain supplemental disability insurance benefits and Mr. Melnick with certain supplemental life insurance benefits. These benefits are only made available to a select group of executives and senior employees.

Our Chief Executive Officer and President and our Executive Chairman drive automobiles owned by the Company. The Chief Financial Officer and the President-Party City Retail Group each receive an allowance to cover the cost of his automobile. The annual value of the automobile usage and the allowance are reported as taxable income to the executive and are reflected in the “All Other Compensation” column of the Summary Compensation Table below. The Compensation Committee believes that the cost of providing these automobile-related benefits is reasonable relative to its value to our named executive officers.

Tax Treatment

Because our common stock is not currently publicly traded, executive compensation has not been subject to the provisions of Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), which limit the deductibility of compensation paid to certain individuals to $1.0 million, excluding qualifying performance-based compensation and certain other compensation.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus (1)	Option Awards (2)	Non-Equity Incentive Plan Compensation (3)	All Other Compensation (4)	Total
Gerald C. Rittenberg	2013	$1,337,057	$—	$1,250,834	$1,083,017	$539,685	$4,210,593
Executive Chairman	2012	1,273,388	1,195,333	—	846,421	4,194,399	7,509,541
	2011	1,212,750	70,000	715,900	1,281,634	528,641	3,808,925

James M. Harrison	2013	$1,137,122	$—	$1,161,489	$921,069	$425,664	$3,645,344
Chief Executive Officer and President	2012	1,082,380	896,500	—	719,852	3,231,102	5,929,834
	2011	1,030,838	60,000	536,925	1,089,389	421,320	3,138,472

Michael A. Correale	2013	$366,667	$—	$223,363	$149,731	$43,009	$782,770
Chief Financial Officer	2012	357,433	368,543	—	120,463	446,117	1,292,556
	2011	346,693	—	—	185,939	43,065	575,697

Gregg A. Melnick	2013	$694,552	$—	$714,762	$283,200	$8,988	$1,701,502
President, Party City Retail Group	2012	662,139	228,532	102,540	228,275	861,705	2,083,191
	2011	531,818	—	—	283,000	65,034	879,852

(1)	2012 amounts represent discretionary bonuses paid in conjunction with the Transaction. See “—Compensation Discussion and Analysis—Components of Compensation—Annual Cash Incentive Plan” for further discussion. 2011 amounts represent discretionary bonuses paid in recognition of our 2011 performance.

(2)	The dollar values shown reflect the aggregate grant date fair value of equity awards granted within the year in accordance with FASB Accounting Standards Codification Topic 718 for stock-based compensation. These amounts do not represent the actual value that will be received by each individual from the awards. The assumptions used in determining the fair values are disclosed in Note 12 to our audited consolidated financial statements that appear elsewhere in this filing.
(3)	Amounts represent annual bonuses paid for such years.
(4)	Includes for 2013 an annual accrual for deferred bonuses for Mr. Rittenberg and Mr. Harrison of $500,000 and $400,000, respectively, that are payable under their employment agreements described below. In addition, during 2013, each of the named executive officers either used a company car or received a car allowance and, the 2013 amounts include the following automobile-related compensation: Mr. Rittenberg ($25,100); Mr. Harrison ($11,000); Mr. Correale ($28,800); and Mr. Melnick ($8,100). Also included are amounts related to matching 401(k) contributions, contributions to one of our tax-qualified defined contribution plans and life insurance and disability contributions. Includes for 2012 special distributions of $9,400 per pre-Transaction stock option that became vested in connection with the Transaction in the following amounts: Mr. Rittenberg ($3,666,602), Mr. Harrison ($2,801,726), Mr. Correale ($402,696) and Mr. Melnick ($852,717). The rights to these payments were established in connection with our December 2010 dividend, which was payable in the same per share amount, and were intended to prevent dilution of our option holders’ interests.

Grants of Plan Based Awards

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			All Other Option Awards: Number of Securities Underlying Options	Exercise Price of Option Awards (2)	Grant Date Fair Value of Stock And Option Awards
		Threshold (1)	Target	Maximum (1)
Gerald C. Rittenberg	4/1/2013	$—	$—	$—	140	$14,913	$8,935	(3)
	4/1/2013	—	—	—	210	14,913	—	(4)
	1/1/2013	501,397	1,337,057	2,339,850	—	—	—
James M. Harrison	4/1/2013	—	—	—	130	14,913	8,935	(3)
	4/1/2013	—	—	—	195	14,913	—	(4)
	1/1/2013	426,421	1,137,122	1,989,964	—	—	—
Michael A. Correale	4/1/2013	—	—	—	25	14,913	8,935	(3)
	4/1/2013	—	—	—	37	14,913	—	(4)
	1/1/2013	69,320	184,853	254,173	—	—	—
Gregg A. Melnick	4/1/2013	—	—	—	80	14,913	8,935	(3)
	4/1/2013	—	—	—	120	14,913	—	(4)
	1/1/2013	131,102	349,605	480,707	—	—	—

(1)	Under our annual cash incentive plan, if our actual Adjusted EBITDA for our 2013 fiscal year was achieved at a threshold Adjusted EBITDA level, the Adjusted EBITDA portion of each named executive officer’s annual bonus (i.e., 75% of his total annual bonus) would have been funded at 50% for our 2013 fiscal year. If our actual Adjusted EBITDA for our 2013 fiscal year was achieved at a maximum Adjusted EBITDA level, this portion would have been funded at 200% for Mr. Rittenberg and Mr. Harrison and 150% for Mr. Correale and Mr. Melnick. For purposes of this table, we have assumed that the remaining 25% of each named executive officer’s annual bonus that is determined on a subjective basis will be funded at 0% in the threshold case and at 100% in the maximum case.
(2)	The options were originally granted with an exercise price equal to $25,000 per share. In connection with the August 2013 dividend distribution of $10,087 per share, in accordance with the terms of the 2012 Plan, the exercise prices of the options were decreased by the amount of the per share dividend.
(3)	The dollar values shown reflect the grant date fair value of equity awards in accordance with FASB Accounting Standards Codification Topic 718 for stock-based compensation. These amounts do not represent the actual value that will be received from the award. The assumptions used in determining the fair values are disclosed in Note 12 to our audited consolidated financial statements that appear elsewhere in this filing.
(4)	There is no value assigned to these performance grants under FASB Accounting Standards Codification Topic 718 for stock-based compensation. See Note 12 to our audited consolidated financial statements that appear elsewhere in this filing.

Narrative Disclosure to Summary Compensation Table and Grant of Plan-Based Awards Table

Employment Agreements

Employment Agreement with Mr. Rittenberg. Mr. Rittenberg entered into an employment agreement with the Company and Party City Holdings that was amended and restated as of January 13, 2014 (the “Rittenberg Employment Agreement”), pursuant to which Mr. Rittenberg serves as our Executive Chairman for an employment period ending on December 31, 2015. For 2014, Mr. Rittenberg’s annual base salary is $1,403,910. His annual base salary is subject to an automatic five percent increase on January 1, 2015 (and was subject to such automatic increase for each of January 1, 2012, 2013 and 2014). Mr. Rittenberg will be eligible for an annual bonus with a target of 100% of annual base salary for each calendar year during the employment period consistent with the Company’s bonus plan for key executives in effect from time to time, not to exceed 200% of Mr. Rittenberg’s annual base salary. In addition to the annual bonus, Mr. Rittenberg is entitled to receive a deferred bonus accruing at a rate of $500,000 per year (the “Deferred Bonus”), which accrues on a monthly basis (the currently unpaid portion of which began accruing on January 1, 2013). The Deferred Bonus accruing for the period beginning January 1, 2013 will be paid upon the earliest of the expiration of the employment period or the termination of Mr. Rittenberg’s employment by the Company other than for cause, by Mr. Rittenberg for good reason, or by reason of Mr. Rittenberg’s permanent disability or death. Any payment of the Deferred Bonus to Mr. Rittenberg upon the termination of his employment will be subject to his signing a release of claims. The Rittenberg Employment Agreement also provides for other customary benefits including savings and retirement plans, paid vacation, health care and life insurance plans and expense reimbursement.

Employment Agreement with Mr. Harrison. Mr. Harrison entered into an employment agreement with the Company that was amended and restated as of January 31, 2014 (the “Harrison Employment Agreement”), pursuant to which Mr. Harrison serves as our Chief Executive Officer and President for an employment period ending on December 31, 2015. The Harrison Employment Agreement is substantially identical to the Rittenberg Employment Agreement. The only material differences from the Rittenberg Employment Agreement are that (1) for 2014, Mr. Harrison’s annual base salary is $1,193,323, (2) Mr. Harrison’s deferred bonus accrues at a rate of $400,000 per year, and (3) Mr. Harrison’s severance is calculated differently than Mr. Rittenberg’s, as described below.

Outstanding Equity Awards

The following table sets forth certain information with respect to outstanding stock options held by our named executive officers on December 31, 2013.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options) (#)) (2)	Option Exercise Price ($)(3)	Option Expiration Date
Gerald C. Rittenberg	28.00	112.00	210.00	$14,913	4/1/2023
James M. Harrison	26.00	104.00	195.00	14,913	4/1/2023
Michael A. Correale	5.00	20.00	37.00	14,913	4/1/2023
Gregg A. Melnick	16.00	64.00	120.00	14,913	4/1/2023

(1)	All time-based options vested 20% on July 27, 2013 and will vest 20% on July 27, 2014, 20% on July 27, 2015, 20% on July 27, 2016 and 20% on July 27, 2017, subject to the named executive officer’s continued employment through the applicable vesting date.
(2)	All performance-based options will vest if both service-based and performance-based conditions are met, subject to the terms of the 2012 Plan and the applicable award agreements. The service-based condition was satisfied as to 20% of the options on July 27, 2013 and will be satisfied as to an additional 20% of the options on each of the second through fifth anniversaries of July 27, 2012, subject to the named executive officer’s employment through the applicable service-based vesting date. Once the service-based condition has been satisfied, the performance-based options will become eligible to vest if a certain minimum multiple of investment is realized by THL and will vest in whole or in part if THL realizes an internal rate of return on its investment in the Company within a specified range.
(3)	The options were originally granted with an exercise price equal to $25,000 per share. In connection with the August 2013 dividend distribution of $10,087 per share, in accordance with the terms of the 2012 Plan, the exercise prices of the options were decreased by the amount of the per share dividend.

Option Exercises and Stock Vested

None of our named executive officers exercised any stock options or became vested in any stock awards during 2013.

Potential Payments upon Termination or Change in Control

The employment contracts of Mr. Rittenberg and Mr. Harrison and the offer letter with Mr. Correale provide for severance benefits upon a termination of employment under certain circumstances or a change in control. For a discussion regarding the severance benefits provided under Mr. Rittenberg’s, Mr. Harrison’s and Mr. Correale’s employment contracts, see “—Employment Agreement with Mr. Rittenberg”, “—Employment Agreement with Mr. Harrison”, and “—Offer Letter with Mr. Correale” below. A change in control would also result in acceleration of our time-based options and would have certain effects on our performance-based options. See “—Effect of Change of Control on Stock Options” below. The following table presents the potential post-employment severance, bonus and deferred bonus payments payable to Mr. Rittenberg, Mr. Harrison and Mr. Correale, as applicable, and the potential effect of a change in control on stock options held by our named executive officers, in each case, as of December 31, 2013. The table also assumes that the triggering event took place on December 31, 2013.

Amounts shown in the table do not include (i) accrued but unpaid salary, annual cash bonuses for 2013 (which will be reflected in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table) and vested benefits and (ii) other benefits earned or accrued by the named executive officer during his or her employment that are available to all salaried employees and that do not discriminate in scope, terms or operations in favor of executive officers.

Name	Benefit	Termination of Employment Without Cause or for Good Reason	Termination of Employment due to Death and Disability	Termination of Employment without Cause or for Good Reason within Six Months of Change in Control (5)	Change in Control without Termination of Employment
Gerald C. Rittenberg	Severance (1)	$5,511,172	$—	$5,094,189	$—
	Deferred Bonus (2)	500,000	500,000	500,000	—
	Vesting of Time- Based Options (3)	—	—	1,085,420	1,085,420
	Vesting of Performance-Based Options (3)	—	—	—	—

James M. Harrison	Severance (1)	$4,611,366	$—	$4,332,435	$—
	Deferred Bonus (2)	400,000	400,000	400,000	—
	Vesting of Time- Based Options (3)	—	—	1,007,890	1,007,890
	Vesting of Performance-Based Options (3)	—	—	—	—

Michael A. Correale	Severance (4)	$519,437	—	$519,437	$—
	Vesting of Time- Based Options (3)	—	—	193,825	193,825
	Vesting of Performance-Based Options (3)	—	—	—	—

Gregg A. Melnick	Vesting of Time- Based Options (3)	—	—	$620,240	$620,240
	Vesting of Performance-Based Options (3)	—	—	—	—

(1)	If the named executive officer’s employment is terminated other than for cause, or if he terminates his employment for good reason, the executive is entitled to receive up to three times the sum of his base salary and $500,000 ($400,000 in the case of Mr. Harrison). The table assumes the executive will be subject to a three-year “restriction period” (as described below) and that his severance multiplier will be three. If the executive is terminated under those circumstances within six months following a change in control, the executive will receive the sum of (a) his base salary multiplied by three and (b) the amount equal to the annual bonus paid to the executive with respect to the last full calendar year of his employment prior to the change in control (the table assumes that such year was 2013 and amounts have been calculated using the executive’s actual bonus paid for 2013).
(2)	Represents accrued but unpaid deferred bonus earned by the named executive officer through the date of termination.
(3)

The value of the acceleration of unvested stock options is determined based on the difference between the exercise price of the options ($14,913) and the fair market value of a share of our common stock ($22,666)

as of December 31, 2013. Amounts included in the table represent the value associated with the acceleration of all time-based options in connection with a change of control. No amounts have been included in the table with respect to performance-based options since they would not have vested if a change of control occurred on December 31, 2013. The actual vesting of performance-based stock options in connection with a change of control may be different.
(4)	Represents payment under the severance agreement based on the officer’s base salary and 100% bonus for the year of termination (the table assumes Mr. Correale’s salary as of December 31, 2013 and has been calculated using his actual bonus for 2013).
(5)	If Mr. Rittenberg or Mr. Harrison is not offered employment on substantially similar terms by us or one of our affiliates following a change in control, his employment will be treated as having been terminated other than for cause. See (1) above for the calculation of termination benefits.

Employment Agreement with Mr. Rittenberg. Under the Rittenberg Employment Agreement, if we terminate Mr. Rittenberg’s employment other than for cause, or if Mr. Rittenberg terminates his employment for good reason, we would be obligated to pay Mr. Rittenberg the following lump sum cash payments: (1) accrued unpaid salary, earned but unpaid annual bonus for any prior year and accrued but unpaid vacation pay (collectively, the “Accrued Obligations”); (2) severance pay (the “Severance Payment”) equal to (A)(x) his annual base salary plus (y) $500,000 multiplied by (B) the number of years in the Restriction Period (which will last one to three years following the termination of his employment, as described below); provided, however, that if such a termination occurs within six months following a change in control, the Restriction Period will equal three years and the Severance Payment will equal the sum of three years’ base salary and the amount of annual bonus paid to Mr. Rittenberg with respect to the last full calendar of his employment prior to the change in control; (3) the Deferred Bonus (as described above and calculated under the Rittenberg Employment Agreement) and (4) a pro rata annual bonus for the year of termination. Upon termination of Mr. Rittenberg’s employment by us for cause, or upon the termination of his employment without good reason, Mr. Rittenberg will be entitled to the Accrued Obligations. Upon his termination of employment due to death or disability, Mr. Rittenberg will be entitled to the Accrued Obligations, the Deferred Bonus and a pro rata annual bonus for the year of termination. All payments of the Deferred Bonus and pro rata bonus are subject to Mr. Rittenberg’s (or, in the case of his death, his beneficiary or estate’s) signing of a release of claims.

If a change in control occurs and Mr. Rittenberg is not offered employment on substantially similar terms by us or by one of our continuing affiliates immediately thereafter, then for all purposes of the Rittenberg Employment Agreement, Mr. Rittenberg’s employment will be treated as having been terminated by us other than for cause effective as of the date of such change in control. However, if Mr. Rittenberg is hired or offered employment on substantially similar terms by the purchaser of our stock or assets, if his employment is continued by us or one of our continuing affiliates, or if Mr. Rittenberg does not actually terminate employment, he will not be entitled to the treatment described in the preceding sentence.

The Rittenberg Employment Agreement also provides that during the term of the agreement and the Restriction Period (as described below), Mr. Rittenberg will be subject to certain non-competition and non-solicitation provisions, as described in the Rittenberg Employment Agreement. The Restriction Period will be three years in the event of the termination of Mr. Rittenberg’s employment by us for cause or by Mr. Rittenberg without good reason. If we terminate Mr. Rittenberg’s employment other than for cause or due to his death or permanent disability, or Mr. Rittenberg terminates his employment for good reason, the Restriction Period will be instead a one, two or three-year period, determined at our election (except that following a change in control, the Restriction Period will be three years if Mr. Rittenberg’s employment is terminated by us other than for cause or by Mr. Rittenberg for good reason).

Employment Agreement with Mr. Harrison. The Harrison Employment Agreement is substantially identical to the Rittenberg Employment Agreement. The only material differences from the Rittenberg Employment Agreement with respect to severance and change in control-related benefits is that the Severance Payment payable to Mr. Harrison in the case of a termination of his employment by us other than for cause or by Mr. Harrison for good reason is based on his annual base salary plus $400,000.

Offer Letter with Mr. Correale. Under an offer letter with Mr. Correale, upon termination of his employment by the Company for any reason other than for cause, Mr. Correale is entitled to severance in an amount equal to one year’s compensation at the rate of compensation in effect at the date of termination.

Effect of Change of Control on Stock Options. Upon a “change of control” (as defined in the 2012 Plan) all time-based options will become immediately and fully vested and the time-vesting condition applicable to performance-based options will be deemed satisfied as to all but 20% of each grant of performance-based options. The time-vesting condition would be deemed satisfied as to the final 20% of each grant of performance-based options on the earliest of (i) the first anniversary of the change of control, (ii) the date on which the named executive officer’s employment or other service terminates for any reason other than by us for “cause” or by the named executive officer without “good reason” (each as defined in the 2012 Plan) and (iii) the regularly scheduled vesting date, subject to the named executive officer’s employment through the applicable date.

If THL receives “deferred proceeds” (which are generally defined to include rights to contingent payments, deferred payments and similar payments) in connection with a change of control, any unvested performance-based options will generally remain outstanding and eligible to vest until the earlier of the date THL no longer holds any equity or other securities of the Company or any deferred proceeds or the tenth anniversary of the date of grant (the earlier date, the “Final Vesting Date”). Upon the termination of a named executive officer’s employment or other service by us for any reason on or after a change in control other than for cause or by the named executive officer without good reason, any unvested performance-based options will remaining outstanding and eligible to vest until the Final Vesting Date.

Restrictive Covenants in Stock Option Agreements. The stock option agreements for the stock options held by each of our named executive officers contain certain restrictive covenants, including non-competition and non-solicitation provisions that apply during the named executive officer’s employment and the 18-month period following a termination of his employment with us.

2012 Equity Incentive Plan

The following is a description of the material terms of the 2012 Plan.

Plan Administration. The Compensation Committee, or the Board itself in the absence of a Compensation Committee, is authorized to make grants and various other decisions under the 2012 Plan.

Authorized Shares. Subject to adjustment as described in the 2012 Plan, the maximum number of shares of common stock that may be delivered in satisfaction of awards under the 2012 Plan is 3,706. Shares of common stock to be issued under the 2012 Plan may be authorized but unissued shares of common stock or, if determined by the Board in its sole discretion, previously-issued shares acquired by the Company and held in our treasury.

Eligibility. The Compensation Committee selects participants from among those employees, directors and consultants who are in a position to make a significant contribution to our success.

Types of Awards; Vesting. The 2012 Plan provides for grants of stock options, restricted stock, stock appreciation rights and other stock-based awards. The Compensation Committee has the authority to determine the vesting schedule applicable to each award, and to accelerate the vesting or exercisability of any award.

Amendment and Termination. The Compensation Committee may amend the 2012 Plan or outstanding awards, or terminate the 2012 Plan, except that the consent of a participant will be required for any amendment to an award that adversely affects a participant’s rights under such award.

Change in Control. Performance-based stock options vest if certain service requirements are met and if specified internal rates of return are achieved and the Company’s price per share reaches specified amounts. In the event of a change in control, the service requirement is not automatically satisfied if such change in control date is less than five years from the grant date of the options. All time-based stock options become fully vested in the event of a change in control.

2014 Annual Cash Incentive Plan

Our named executive officers are each entitled to participate in our annual cash incentive plan for our 2014 fiscal year. The terms of our annual cash incentive plan for our 2014 fiscal year, as they apply to our named executive officers, will be the same as the terms that applied for our 2013 fiscal year, as described above under “—Executive compensation—Components of Compensation—Annual Cash Incentive Plan.” Seventy-five percent (75%) of each named executive officer’s target bonus for our 2014 fiscal year will be determined based on the achievement of pre-established Adjusted EBITDA goals and the remaining twenty-five percent (25%) of each named executive officer’s target annual bonus will be determined by the Compensation Committee on a subjective basis, as described above. The target annual bonus as a percentage of annual base salary for each of our named executive officers will be unchanged for our 2014 fiscal year annual bonuses from the percentages that applied for our 2013 fiscal year annual bonuses.

Director Compensation

Annual Compensation

Directors who are also our employees, or are representatives of our Sponsors, receive no additional compensation for serving as a director. In 2013, two non-Sponsor directors were appointed to our Board: Norman S. Matthews and Lawrence P. Molloy.

We agreed to pay, and will continue to pay, the non-Sponsor directors an annual retainer fee of $50,000 that is pro-rated for any partial year. In addition, Mr. Matthews was granted time-based stock options with respect to two shares of our common stock during 2013.

The following table further summarizes the compensation paid to our directors for the year ended December 31, 2013.

Name	Fees Earned or Paid in Cash	Option Awards (1)	Total
Norman S. Matthews	$29,670	$17,869	$47,539
Lawrence P. Molloy	3,973	—	3,973
Todd M. Abbrecht	—	—	—
Jefferson M. Case	—	—	—
Steven J. Collins	—	—	—
Uttam K. Jain	—	—	—
Joshua M. Nelson	—	—	—

(1)	The dollar values shown reflect the aggregate grant date fair value of equity awards granted within the year in accordance with FASB Accounting Standards Codification Topic 718 for stock-based compensation. These amounts do not represent the actual value that will be received by Mr. Matthews from the award. The assumptions used in determining the fair values are disclosed in Note 12 to our audited consolidated financial statements that appear elsewhere in this filing. As of December 31, 2013, Mr. Matthews held options with respect to two shares of our common stock and no stock awards. None of our other directors held any options with respect to our common stock or stock awards.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee who served during 2013 are set forth under “—Compensation Committee.” There were no interlocks or insider participation between any member of the Board of Directors or Compensation Committee and any member of the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

Report of Compensation Committee on Executive Compensation

The Compensation Committee has reviewed and discussed the “Compensation Discussion and Analysis” required by Item 402(b) of Regulation S-K with management. Based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the “Compensation Discussion and Analysis” be included in this Form 10-K.

Respectfully submitted,

Todd M. Abbrecht

Jefferson M. Case

Joshua M. Nelson

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

PCHI is a wholly-owned subsidiary of PC Intermediate Holdings, Inc., which is a wholly-owned subsidiary of PC Nextco Holdings, LLC (“PC Nextco”). PC Nextco is a wholly-owned subsidiary of Party City Holdco Inc. (“Party City Holdco”).

The following table sets forth certain information with respect to the beneficial ownership of Party City Holdco’s common stock at February 28, 2014 for:

•	each person whom we know beneficially owns more than five percent of Party City Holdco’s common stock;

•	each of the directors;

•	each of the named executive officers;

•	all of the directors and executive officers as a group; and

•	each other selling stockholder.

The number of shares beneficially owned by each stockholder is determined under rules issued by the SEC and includes voting or investment power with respect to securities. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power. Each of the stockholders listed has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable. Shares of common stock that may be acquired within 60 days following February 28, 2014 pursuant to the exercise of options are deemed to be outstanding for the purpose of computing the percentage ownership of such holder but are not deemed to be outstanding for computing the percentage ownership of any other person shown in the table. Beneficial ownership representing less than one percent is denoted with an “*.” Unless otherwise indicated, the address for each of the stockholders in the table below is c/o Party City Holdings Inc., 80 Grasslands Road, Elmsford, New York 10523.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Class Outstanding
Funds managed by Advent International Corporation (1)	8,000.00	23.87%
Funds affiliated with Thomas H. Lee Partners, L.P. (2)	23,270.70	69.44%
Todd M. Abbrecht (3)	23,270.70	69.44%
Jefferson M. Case (4)	8,000.00	23.87%
Steven J. Collins (4)	8,000.00	23.87%
Michael A. Correale (5)	29.56	*
James M. Harrison (6)	227.85	*
Uttam K. Jain (3)	23,270.70	69.44%
Norman S. Matthews	30.00	*
Gregg A. Melnick (7)	93.76	*
Lawrence P. Molloy	—	—
Joshua M. Nelson (3)	23,270.70	69.44%
Gerald C. Rittenberg (8)	251.95	*
All directors and executive officers as a group (11 persons)	31,903.82	94.99%

*	Represents beneficial ownership of less than 1%.
(1)	Funds managed by Advent International Corporation own 100% of Advent Party City Acquisition L.P., which in turn owns shares of our common stock. With respect to the shares held by funds managed by Advent International Corporation, a group of individuals currently composed of David M. Mussafer, Steven M. Tadler and David M. McKenna, none of whom have individual voting or investment power, exercise voting and investment power over the shares beneficially owned by the funds managed by Advent International Corporation. Each of Mr. Mussafer, Mr. Tadler and Mr. McKenna disclaims beneficial ownership of the shares held by funds managed by Advent International Corporation, except to the extent of their respective pecuniary interest therein. The address of Advent International Corporation is 75 State Street, Boston, MA 02109.
(2)	Funds affiliated with Thomas H. Lee Partners, L.P. (the “THL Funds”) own 100% of THL PC Topco, L.P., which in turn owns shares of our common stock. Voting and investment determinations with respect to the securities held by the THL Funds are made by a management committee consisting of Anthony J. DiNovi and Scott M. Sperling, and as such Messrs. DiNovi and Sperling may be deemed to share beneficial ownership of the securities held or controlled by the THL Funds. Each of Messrs. DiNovi and Sperling disclaims beneficial ownership of such securities. The address of each of Messrs. DiNovi and Sperling is c/o Thomas H. Lee Partners, L.P., 100 Federal Street, Boston, Massachusetts 02110.
(3)	Mr. Abbrecht and Mr. Nelson are managing directors of THL and Mr. Jain is a vice president of THL. Mr. Abbrecht, Mr. Jain and Mr. Nelson each disclaim beneficial ownership of the securities held or controlled by the THL Funds. Their addresses are c/o Thomas H. Lee Partners, L.P., 100 Federal Street, Boston, MA 02110.

(4)	Mr. Case and Mr. Collins each disclaim beneficial ownership of the shares held by the funds managed by Advent International Corporation. Their addresses are c/o Advent International Corporation, 75 State Street, Boston, MA 02109.
(5)	Includes 5.00 shares which could be acquired by Mr. Correale within 60 days upon exercise of options.
(6)	Includes 161.85 shares held by a limited liability company and a trust and 26.00 shares which could be acquired by Mr. Harrison within 60 days upon exercise of options.
(7)	Includes 21.64 shares held by a trust and 16.00 shares which could be acquired by Mr. Melnick within 60 days upon exercise of options.
(8)	Includes 223.95 shares held indirectly in a limited liability company and a trust and 28.00 shares which could be acquired by Mr. Rittenberg within 60 days upon exercise of options.

Item 13.	Certain Relationships and Related Party Transactions

Agreements with Management

The Company and certain members of senior management have entered into employment agreements. The terms and conditions of certain of these employment agreements are more fully described in “Executive Compensation—Employment Arrangements.”

Management Agreements

As a result of the Transaction, on July 27, 2012, funds affiliated with THL, Advent and other investors acquired a majority stake in Party City Holdco. In conjunction with the Transaction, funds affiliated with Advent maintained a minority interest in Party City Holdco. At the time of the Transaction, Party City Holdco entered into a management agreement with THL and Advent, under which THL and Advent will provide advice to Party City Holdco on, among other things, financing, operations, acquisitions and dispositions. Under the agreement, THL and Advent are paid, in aggregate, an annual management fee in the amount of the greater of $3.0 million or 1.0% of Adjusted EBITDA, as defined in the Company’s debt agreements (see Selected Consolidated Financial Data for further details). THL and Advent received annual management fees in the amounts of $2.2 million and $0.8 million, respectively, during 2013 and $1.0 million and $0.3 million, respectively, during the period from July 28, 2012 to December 31, 2012. Additionally, at the time of the Acquisition, Party City Holdco paid THL and Advent a non-recurring $20.0 million fee for certain services that were performed in conjunction with the consummation of the Transaction. As the amount related to services performed for Party City Holdco and Merger Sub prior to the Transaction, such amount was not recorded as expense in the Company’s Predecessor financial statements and, instead, was recorded as a reduction to stockholders’ equity in the Company’s consolidated financial statements. Additionally, as long as THL and Advent receive annual management fees, they will advise Party City Holdco in connection with financing, acquisition and disposition transactions and Party City Holdco will pay a fee for services rendered in connection with financing, acquisition and disposition transactions in an amount up to 1% of the gross transaction value. The management agreement expires on its tenth anniversary. In the case of an initial public offering or a change in control, as defined in Party City Holdco’s Stockholders Agreement, at the time of such event Party City Holdco must pay THL and Advent the net present value of the remaining annual management fees that are payable over the agreement’s ten year term.

Prior to the Transaction, the Company had a management agreement with two of its former owners, Berkshire Partners LLC (“Berkshire Partners”) and Weston Presidio Capital (“Weston Presidio”), pursuant to which they were paid an annual management fee in the aggregate amount of $1.3 million. Berkshire Partners received management fees of $0.5 million during the period from January 1, 2012 to July 27, 2012 and $0.8 million during 2011. Weston Presidio received management fees of $0.2 million during the period from January 1, 2012 to July 27, 2012 and $0.4 million during 2011. On August 19, 2008, Berkshire Partners and Weston Presidio entered into an agreement with Advent pursuant to which Advent would provide consulting and management advisory services to the Company and would receive, in return, a portion of the management fees due to Berkshire Partners and Weston Presidio under their management agreement. Under this agreement, Advent received management fees of $0.3 million during the period from January 1, 2012 to July 27, 2012 and $0.5 million during 2011.

Stockholders Agreement

In connection with the Transaction, Party City Holdco, THL, Advent, American Greetings and certain members of management entered into a stockholders agreement (the “Stockholders Agreement”). The Stockholders Agreement contains provisions related to the election of directors, governance, stock transfer restrictions, customary drag-along rights and customary tag-along rights and preemptive rights. The terms of the Stockholders Agreement terminate, subject to certain limited exceptions, upon the earlier of (i) an initial public offering of Party City Holdco or any subsidiary of Party City Holdco, (ii) consummation of a Change of Control Transaction (as defined in the Stockholders Agreement) and (iii) the mutual written consent of Party City Holdco, THL, Advent, American Greetings and a majority in interest of members of senior management party to the Stockholders Agreement.

Item 14.	Principal Accountant Fees and Services

Audit Fees

Fees for audit services totaled $2.4 million and $2.7 million for the years ended December 31, 2013 and 2012, respectively. These fees included the audit of the consolidated financial statements; reviews of financial statements included in the Company’s Quarterly Reports on Form 10-Q; assistance with SEC filings, including comfort letters, consents and comment letters; statutory audits incremental to the audit of the consolidated financial statements and accounting consultations on matters addressed during the audit or interim reviews.

Audit-Related Fees

Fees for audit-related services totaled $0.1 million and $0.2 million for the years ended December 31, 2013 and 2012, respectively. Such fees principally related to the audits of the Company’s employee benefit plans, due diligence services and attest services related to financial reporting that are not required by statute or regulation.

Tax Fees

Fees for tax services, including tax compliance, tax advice and tax planning, totaled $1.8 million and $1.2 million for the years ended December 31, 2013 and 2012, respectively.

All Other Fees

The Company paid minimal subscription fees for access to the Ernst & Young Global Accounting and Auditing Information Tool.

The Company’s Audit Committee appoints the independent registered public accounting firm and pre-approves the fee arrangements with respect to the above accounting fees and services, other than non-audit services subject to the de-minimis exception set forth in Section 10A of the Exchange Act.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

1. and 2. Financial Statements and Schedules.

See Index to Consolidated Financial Statements and Financial Statement Schedules which appears on page F-1 herein.

3. Exhibits

Exhibit Index

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated June 4, 2012, by and among Party City Holdings Inc., PC Merger Sub, Inc., PC Topco Holdings, Inc. and the Stockholders’ Representatives party thereto (incorporated by reference to Exhibit 2.1 to Party City Holdings Inc.’s Registration Statement on Form S-4 dated June 21, 2013)

3.1	Third Amended and Restated Certificate of Incorporation of Party City Holdings Inc. (incorporated by reference to Exhibit 3.1.1 to Party City Holdings Inc.’s Registration Statement on Form S-4 dated June 21, 2013)

3.2	By-Laws of Party City Holdings Inc. (incorporated by reference to Exhibit No. 3.4 to Party City Holdings Inc.’s Registration Statement on Form S-1 (Registration No. 333-173690))

4.1	Indenture, dated as of July 27, 2012 among PC Merger Sub, Inc., which on July 27, 2012 was merged with and into Party City Holdings Inc., and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Party City Holdings Inc.’s Registration Statement on Form S-4 dated June 21, 2013)

4.2	First Supplemental Indenture, dated as of July 27, 2012 among Party City Holdings Inc., the Guarantors named therein and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to Party City Holdings Inc.’s Registration Statement on Form S-4 dated June 21, 2013)

4.3	Second Supplemental Indenture, dated as of June 7, 2013, among Party City Holdings Inc., the Guarantors named therein and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.6 to Party City Holdings Inc.’s Registration Statement on Form S-4 dated June 21, 2013)

4.4	Registration Rights Agreement, dated as of July 27, 2012, among PC Merger Sub, Inc., which on July 27, 2012 was merged with and into Party City Holdings Inc., and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several Purchasers named therein (incorporated by reference to Exhibit 4.4 to Party City Holdings Inc.’s Registration Statement on Form S-4 dated June 21, 2013)

4.5	Joinder Agreement to the Registration Rights Agreement, dated as of July 27, 2012, among Party City Holdings Inc., the Guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several Purchasers named therein (incorporated by reference to Exhibit 4.5 to Party City Holdings Inc.’s Registration Statement on Form S-4 dated June 21, 2013)

Exhibit Number	Description

4.6	Second Supplemental Indenture dated as of June 7, 2013 among Party City Holdings Inc., the Guarantors named therein and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.6 to Party City Holdings Inc.’s Registration Statement on Form S-4 dated June 21, 2013)

4.7	Stockholders Agreement, dated July 27, 2012, by and among Party City Holdco Inc. (formerly PC Topco Holdings, Inc.), THL PC Topco, L.P., Advent-Party City Acquisition Limited Partnership, American Greetings Corporation and the Persons listed as Management Holders on the signature pages thereto (incorporated by reference to Exhibit 10.19 to Party City Holdings Inc.’s Amendment No. 2 to Registration Statement on Form S-4 dated October 4, 2013)

10.1	The MetLife Capital Corporation Master Lease Purchase Agreement between MetLife Capital Corporation and Amscan Inc., Deco Paper Products, Inc., Kookaburra USA Ltd., and Trisar, Inc., dated November 21, 1995, as amended (incorporated by reference to Exhibit 10(n) to Amendment No. 2 to Amscan Holdings Inc.’s Registration Statement on Form S-1 (Registration No. 333-14107))

10.2†	Amended and Restated Employment Agreement between Party City Holdings Inc., Party City Holdco Inc. and Gerald C. Rittenberg, dated January 13, 2014 (incorporated by reference to Exhibit 10.3 to Amendment No. 1 Party City Holdco Inc.’s Registration Statement on Form S-1 dated March 21, 2014)

10.3†	Amended and Restated Employment Agreement between Party City Holdings Inc., Party City Holdco Inc. and James M. Harrison, dated January 13, 2014 (incorporated by reference to Exhibit 10.4 to Amendment No. 1 Party City Holdco Inc.’s Registration Statement on Form S-1 dated March 21, 2014)

10.4†	Offer Letter between Amscan Inc. and Michael Correale, dated as of April 28, 1997 (incorporated by reference to Exhibit No. 10.7 to Party City Holdings Inc.’s Registration Statement on Form S-1 (Registration No. 333-173690))

10.5	ABL Credit Agreement, dated as of July 27, 2012, among PC Intermediate Holdings, Inc., PC Merger Sub, Inc. (to be merged with and into Party City Holdings Inc.), PC Finance Sub, Inc. (to be merged with and into Party City Corporation), the subsidiaries of the Borrowers from time to time party thereto, the financial institutions party thereto, as the Lenders, and Deutsche Bank Trust Company Americas, as Administrative Agent (incorporated by reference to Exhibit 10.6 to Party City Holdings Inc.’s Registration Statement on Form S-4 dated June 21, 2013)

10.6	Term Loan Credit Agreement, dated as of July 27, 2012, among PC Intermediate Holdings, Inc., PC Merger Sub, Inc. (to be merged with and into Party City Holdings Inc.), PC Finance Sub, Inc. (to be merged with and into Party City Corporation), the subsidiaries of the Borrowers from time to time party thereto, the financial institutions party thereto, as the Lenders, and Deutsche Bank Trust Company Americas, as Administrative Agent (incorporated by reference to Exhibit 10.7 to Party City Holdings Inc.’s Registration Statement on Form S-4 dated June 21, 2013)

10.7	Pledge and Security Agreement, dated as of July 27, 2012, among PC Merger Sub, Inc. (to be merged with and into Party City Holdings Inc.), PC Finance Sub, Inc., PC Intermediate Holdings, Inc., the Subsidiary Parties from time to time party thereto and Deutsche Bank Trust Company Americas, as Agent (incorporated by reference to Exhibit 10.8 to Party City Holdings Inc.’s Registration Statement on Form S-4 dated June 21, 2013)

10.8	Pledge and Security Agreement, dated as of July 27, 2012, among PC Merger Sub, Inc. (to be merged with and into Party City Holdings Inc.), PC Finance Sub, Inc., PC Intermediate Holdings, Inc., the Subsidiary Parties from time to time party thereto and Deutsche Bank Trust Company Americas, as Agent (incorporated by reference to Exhibit 10.9 to Party City Holdings Inc.’s Registration Statement on Form S-4 dated June 21, 2013)

Exhibit Number	Description

10.9	Intercreditor Agreement, dated as of July 27, 2012, among PC Intermediate Holdings, Inc., PC Merger Sub, Inc. (to be merged with and into Party City Holdings Inc.), PC Finance Sub, Inc., the other Grantors from time to time party thereto, Deutsche Bank Trust Company Americas, as Revolving Facility Security Agent, and Deutsche Bank Trust Company Americas, as Term Loan Security Agent (incorporated by reference to Exhibit 10.10 to Party City Holdings Inc.’s Registration Statement on Form S-4 dated June 21, 2013)

10.10	First Amendment to Term Loan Credit Agreement, dated as of February 19, 2013, among Party City Holdings Inc., Party City Corporation, PC Intermediate Holdings, Inc., Deutsche Bank Trust Company Americas, as Administrative Agent, the 2013 Replacement Lenders and the Lenders (incorporated by reference to Exhibit 10.11 to Party City Holdings Inc.’s Registration Statement on Form S-4 dated June 21, 2013)

10.11	Second Amendment to Term Loan Credit Agreement, dated as of February 27, 2014, among Party City Holdings Inc., Party City Corporation, PC Intermediate Holdings, Inc., Deutsche Bank Trust Company Americas, as administrative agent, and the various lenders party thereto (incorporated by reference to Exhibit 10.1 to Party City Holdings Inc.’s Current Report on Form 8-K dated February 28, 2014)

10.12	Intercreditor Agreement Joinder, dated as of June 7, 2013, joining iParty Corp. and iParty Retails Stores Corp. as Grantors under the Intercreditor Agreement dated as of July 27, 2012 among PC Intermediate Holdings Inc., Party City Corporation, the other Grantors from time to time party thereto, Deutsche Bank Trust Company Americas, as Revolving Facility Security Agent and Deutsche Bank Trust Company Americas, as Term Loan Security Agent (incorporated by reference to Exhibit 10.18 to Party City Holdings Inc.’s Registration Statement on Form S-4 dated June 21, 2013)

10.13	Subsidiary Guarantor Joinder Agreement, dated as of June 7, 2013, among iParty Corp., iParty Retail Stores Corp. and Deutsche Bank Trust Company Americas, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.14 to Party City Holdings Inc.’s Registration Statement on Form S-4 dated June 21, 2013)

10.14	Joinder Agreement, dated as of June 7, 2013, among iParty Corp., iParty Retail Stores Corp. and Deutsche Bank Trust Company Americas, as Administrative Agent (incorporated by reference to Exhibit 10.15 to Party City Holdings Inc.’s Registration Statement on Form S-4 dated June 21, 2013)

10.15	Supplement No. 1, dated as of June 7, 2013, to the Pledge and Security Agreement dated as of July 27, 2012, among Party City Holdings Inc., Party City Corporation, PC Intermediate Holdings, Inc. and Deutsche Bank Trust Company Americas, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.16 to Party City Holdings Inc.’s Registration Statement on Form S-4 dated June 21, 2013)

10.16	Supplement No. 1, dated as of June 7, 2013, to the Pledge and Security Agreement dated as of July 27, 2012, among Party City Holdings Inc., Party City Corporation, PC Intermediate Holdings, Inc. and Deutsche Bank Trust Company Americas, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.17 to Party City Holdings Inc.’s Registration Statement on Form S-4 dated June 21, 2013)

10.17†	2012 Omnibus Equity Incentive Plan of Party City Holdco Inc. (formerly PC Topco Holdings, Inc.) (incorporated by reference to Exhibit 10.12 to Party City Holdings Inc.’s Registration Statement on Form S-4 dated June 21, 2013)

14.1*	Code of Business Conduct

Exhibit Number	Description

21.1*	Subsidiaries of the Registrant

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101***	Interactive Data Files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at December 31, 2013 and December 31, 2012; (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2013 and 2011, the period from January 1, 2012 to July 27, 2012 and the period from July 28, 2012 to December 31, 2012; (iii) the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013 and 2011, the period from January 1, 2012 to July 27, 2012 and the period from July 28, 2012 to December 31, 2012; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2011, the period from January 1, 2012 to July 27, 2012 and the period from July 28, 2012 to December 31, 2012; and (v) the Notes to the Consolidated Financial Statements.

†	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.
***	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARTY CITY HOLDINGS INC.

By:	/s/ Michael A. Correale
Michael A. Correale
Chief Financial Officer (on behalf of the registrant and as principal financial and accounting officer)

Date: March 31, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James M. Harrison James M. Harrison	Chief Executive Officer, President and Director (Principal Executive Officer)	March 31, 2014

/s/ Michael A. Correale Michael A. Correale	Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)	March 31, 2014

/s/ Gerald C. Rittenberg Gerald C. Rittenberg	Executive Chairman and Director	March 31, 2014

/s/ Todd M. Abbrecht Todd M. Abbrecht	Director	March 31, 2014

/s/ Joshua M. Nelson Joshua M. Nelson	Director	March 31, 2014

/s/ Uttam K. Jain Uttam K. Jain	Director	March 31, 2014

/s/ Jefferson M. Case Jefferson M. Case	Director	March 31, 2014

/s/ Steven J. Collins Steven J. Collins	Director	March 31, 2014

/s/ Norman S. Matthews Norman S. Matthews	Director	March 31, 2014

/s/ Lawrence P. Molloy Lawrence P. Molloy	Director	March 31, 2014

PARTY CITY HOLDINGS INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at December 31, 2013 (Successor) and December 31, 2012 (Successor)	F-3

Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December  31, 2013 (Successor), the periods from July 28, 2012 to December 31, 2012 (Successor) and January 1, 2012 to July 27, 2012 (Predecessor), and the year ended December 31, 2011 (Predecessor)

F-4

Consolidated Statements of Stockholders’ Equity for the year ended December  31, 2011 (Predecessor), the periods from January 1, 2012 to July 27, 2012 (Predecessor) and July 28, 2012 to December 31, 2012 (Successor) and the year ended December 31, 2013 (Successor)

F-5

Consolidated Statements of Cash Flows for the year ended December  31, 2013 (Successor), the periods from July 28, 2012 to December 31, 2012 (Successor) and January 1, 2012 to July 27, 2012 (Predecessor), and the year ended December 31, 2011 (Predecessor)

F-6

Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Party City Holdings Inc.

We have audited the accompanying consolidated balance sheets of Party City Holdings Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity and cash flows for the year ended December 31, 2013 and for the period from July 28, 2012 to December 31, 2012 (“Successor”) and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for the period from January 1, 2012 to July 27, 2012 and the year ended December 31, 2011 (“Predecessor”). Our audits also included the financial statement schedule listed in the Index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Party City Holdings Inc. and subsidiaries at December 31, 2013 and 2012 and the consolidated results of their operations and their cash flows for the year ended December 31, 2013 and for the period from July 28, 2012 to December 31, 2012, the period from January 1, 2012 to July 27, 2012 and for the year ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

New York, New York

March 31, 2014

PARTY CITY HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$25,487	$20,899
Accounts receivable, net	139,539	129,339
Inventories, net	524,361	510,217
Prepaid expenses and other current assets	76,708	48,927

Total current assets	766,095	709,382
Property, plant and equipment, net	235,146	239,771
Goodwill	1,561,707	1,537,569
Trade names	570,141	566,536
Other intangible assets, net	129,408	160,623
Other assets, net	57,077	69,438

Total assets	$3,319,574	$3,283,319

LIABILITIES, REDEEMABLE COMMON SECURITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	$36,047	$33,258
Accounts payable	150,782	123,997
Accrued expenses	145,677	134,724
Income taxes payable	16,870	16,314
Current portion of long-term obligations	13,452	13,231

Total current liabilities	362,828	321,524
Long-term obligations, excluding current portion	1,788,246	1,805,028
Deferred income tax liabilities	318,173	340,288
Deferred rent and other long-term liabilities	23,445	6,824

Total liabilities	2,492,692	2,473,664
Redeemable common securities	23,555	22,205

Commitments and contingencies

Stockholders’ equity:
Common stock ($0.01 par value; 100.00 and 100.00 shares issued and outstanding at December 31, 2013 and 2012, respectively)	0	0
Additional paid-in capital	790,989	784,361
Retained earnings (accumulated deficit)	6,930	(5,644)
Accumulated other comprehensive income	5,408	6,200

Party City Holdings Inc. stockholders’ equity	803,327	784,917
Noncontrolling interests	0	2,533

Total stockholders’ equity	803,327	787,450

Total liabilities, redeemable common securities and stockholders’ equity	$3,319,574	$3,283,319

See accompanying notes to consolidated financial statements.

PARTY CITY HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

	Successor		Predecessor
	Year Ended December 31, 2013	Period from July 28 to December 31, 2012	Period from January 1 to July 27, 2012	Year Ended December 31, 2011
Revenues:
Net sales	$2,026,272	$964,330	$930,903	$1,852,869
Royalties and franchise fees	18,841	9,312	9,281	19,106

Total revenues	2,045,113	973,642	940,184	1,871,975

Expenses:
Cost of sales	1,259,188	636,410	574,048	1,118,973
Wholesale selling expenses	68,102	28,096	31,568	57,905
Retail operating expenses	369,996	172,168	166,047	325,332
Franchise expenses	13,320	6,128	6,579	13,685
General and administrative expenses	146,094	65,890	101,502	138,074
Art and development costs	19,311	8,201	10,824	16,636
Impairment of trade name	7,500	0	0	0

Total expenses	1,883,511	916,893	890,568	1,670,605

Income from operations	161,602	56,749	49,616	201,370

Interest expense, net	129,826	62,062	41,970	77,743
Other expense, net	18,478	1,593	22,245	1,476

Income (loss) before income taxes	13,298	(6,906)	(14,599)	122,151
Income tax expense (benefit)	500	(1,322)	403	45,741

Net income (loss)	12,798	(5,584)	(15,002)	76,410
Less: net income attributable to noncontrolling interests	224	60	96	135

Net income (loss) attributable to Party City Holdings Inc.	$12,574	$(5,644)	$(15,098)	$76,275

Other comprehensive (loss) income, net of tax:
Foreign currency adjustments	$(71)	$6,481	$(1,272)	$(7,404)
Cash flow hedges	(105)	(225)	53	1,795

Other comprehensive (loss) income, net	(176)	6,256	(1,219)	(5,609)

Comprehensive income (loss)	12,622	672	(16,221)	70,801
Less: comprehensive income (loss) attributable to noncontrolling interest	201	116	140	(35)

Comprehensive income (loss) attributable to Party City Holdings Inc.	$12,421	$556	$(16,361)	$70,836

See accompanying notes to consolidated financial statements.

PARTY CITY HOLDINGS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Year Ended December 31, 2011 (Predecessor), the Periods from January 1, 2012 to July 27, 2012 (Predecessor) and July 28, 2012 to December 31, 2012 (Successor) and the Year Ended December 31, 2013 (Successor)

(Dollars in thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Party City Holdings Inc. Stockholders’ Equity	Non-controlling Interests	Total
Predecessor:
Balance at December 31, 2010	30,226.50	$0	$287,583	$(27,558)	$(5,915)	$254,110	$2,312	$256,422
Net income				76,275		76,275	135	76,410
Foreign currency adjustments					(7,234)	(7,234)	(170)	(7,404)
Impact of interest rate swap contracts, net					1,414	1,414		1,414
Impact of foreign exchange contracts, net					381	381		381
Exercise of warrants to redeemable common stock			(4)			(4)		(4)
Exercise of stock options to redeemable common stock			(248)			(248)		(248)
Exercise of non-redeemable warrants	740.74
Exercise of non-redeemable common stock options	2.78		28			28		28
Equity based compensation			1,281			1,281		1,281
Revaluation of redeemable shares			(2,189)			(2,189)		(2,189)

Balance at December 31, 2011	30,970.02	$0	$286,451	$48,717	$(11,354)	$323,814	$2,277	$326,091
Net (loss) income				(15,098)		(15,098)	96	(15,002)
Foreign currency adjustments					(1,316)	(1,316)	44	(1,272)
Impact of foreign exchange contracts, net					53	53		53
Revaluation of redeemable shares			(23,000)			(23,000)		(23,000)
Excess tax benefit from stock options			32,292			32,292		32,292
Equity based compensation			2,600			2,600		2,600

Balance at July 27, 2012	30,970.02	$0	$298,343	$33,619	$(12,617)	$319,345	$2,417	$321,762

Successor:
Balance at July 28, 2012	100.00	$0	$783,801	$0	$0	$783,801	$2,417	$786,218
Net (loss) income				(5,644)		(5,644)	60	(5,584)
Foreign currency adjustments					6,425	6,425	56	6,481
Excess tax benefit from stock options			560			560		560
Impact of foreign exchange contracts, net					(225)	(225)		(225)

Balance at December 31, 2012	100.00	$0	$784,361	$(5,644)	$6,200	$784,917	$2,533	$787,450
Net income				12,574		12,574	224	12,798
Equity based compensation			2,137			2,137		2,137
Revaluation of redeemable shares			2,425			2,425		2,425
Acquisition of noncontrolling interest			555		(639)	(84)	(2,734)	(2,818)
Foreign currency adjustments					(48)	(48)	(23)	(71)
Excess tax benefit from stock options			1,511			1,511		1,511
Impact of foreign exchange contracts, net					(105)	(105)		(105)

Balance at December 31, 2013	100.00	$0	$790,989	$6,930	$5,408	$803,327	$0	$803,327

See accompanying notes to consolidated financial statements.

PARTY CITY HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Successor		Predecessor
	Year Ended December 31, 2013	Period from July 28 to December 31, 2012	Period from January 1 to July 27, 2012	Year Ended December 31, 2011
Cash flows provided by (used in) operating activities:
Net income (loss)	$12,798	$(5,584)	$(15,002)	$76,410
Less: net income attributable to noncontrolling interests	224	60	96	135

Net income (loss) attributable to Party City Holdings Inc.	12,574	(5,644)	(15,098)	76,275
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	94,624	49,837	33,915	59,631
Amortization of deferred financing costs	19,392	4,605	2,592	4,500
Provision for doubtful accounts	1,079	801	644	1,773
Deferred income tax (benefit) expense	(25,599)	(22,163)	3,823	5,208
Deferred rent	17,055	6,335	3,344	7,467
Undistributed loss (income) in unconsolidated joint venture	172	(297)	(128)	(463)
Impairment of trade name	7,500	0	0	0
Impairment of fixed assets	322	71	0	87
Loss (gain) on disposal of equipment	388	(9)	9	(171)
Equity based compensation	2,137	0	3,375	1,397
Changes in operating assets and liabilities, net of effects of acquired businesses:
(Increase) decrease in accounts receivable	(7,356)	(7,002)	3,995	(8,006)
(Increase) decrease in inventories	(2,040)	94,714	(77,264)	14,979
(Increase) decrease in prepaid expenses and other current assets	(10,235)	10,050	(7,107)	(9,876)
Increase (decrease) in accounts payable, accrued expenses and income taxes payable	25,753	(142,242)	29,774	8,463

Net cash provided by (used in) operating activities	135,766	(10,944)	(18,126)	161,264
Cash flows used in investing activities:
Cash paid in connection with acquisitions, net of cash acquired	(51,546)	(1,562,246)	(3,106)	(95,624)
Capital expenditures	(61,241)	(16,376)	(28,864)	(44,483)
Proceeds from disposal of property and equipment	265	69	146	1,198

Net cash used in investing activities	(112,522)	(1,578,553)	(31,824)	(138,909)
Cash flows (used in) provided by financing activities:
Repayment of loans, notes payable and long-term obligations	(1,392,681)	(1,169,100)	(9,564)	(29,215)
Proceeds from loans, notes payable and long-term obligations	1,373,753	2,028,051	10,590	8,197
Excess tax benefit from stock options	1,511	560	32,292	0
Capital contributions	750	809,370	0	1,234
Debt issuance costs	(1,812)	(64,114)	0	0

Net cash (used in) provided by financing activities	(18,479)	1,604,767	33,318	(19,784)
Effect of exchange rate changes on cash and cash equivalents	(177)	128	80	(972)

Net increase (decrease) in cash and cash equivalents	4,588	15,398	(16,552)	1,599
Cash and cash equivalents at beginning of period	20,899	5,501	22,053	20,454

Cash and cash equivalents at end of period	$25,487	$20,899	$5,501	$22,053

Supplemental disclosure of cash flow information:
Cash paid during the period
Interest	$121,064	$25,508	$41,396	$69,470
Income taxes, net of (refunds)	$22,561	$(7,749)	$6,165	$35,090

Supplemental information on non-cash activities:

Capital lease obligations of $446, $1,275, $330, and $2,008 were incurred during the year ended December 31, 2013, the period from July 28, 2012 to December 31, 2012, the period from January 1, 2012 to July 27, 2012 and the year ended December 31, 2011, respectively.

See accompanying notes to consolidated financial statements.

PARTY CITY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share)

Note 1 — Organization, Description of Business and Basis of Presentation

Party City Holdings Inc. (the “Company” or “PCHI”) designs, manufactures, contracts for manufacture and distributes party goods, including paper and plastic tableware, metallic and latex balloons, accessories, novelties, gifts, stationery and Halloween costumes throughout the world. In addition, the Company operates specialty retail party supply stores in the United States and Canada, principally under the names Party City and Halloween City, and the Company operates e-commerce websites, principally through the domain name partycity.com. The Company also franchises both individual stores and franchise areas throughout the United States and Puerto Rico, principally under the name Party City.

PCHI is a wholly-owned subsidiary of PC Intermediate Holdings, Inc. (“PC Intermediate”), which is a wholly-owned subsidiary of PC Nextco Holdings, LLC (“PC Nextco”). PC Nextco is a wholly-owned subsidiary of Party City Holdco Inc. (“Party City Holdco”). Party City Holdco was formally known as PC Topco Holdings, Inc. (“PC Topco”).

On July 27, 2012, PC Merger Sub, Inc. (“Merger Sub”), a wholly-owned subsidiary of PC Intermediate, which is an indirect wholly-owned subsidiary of Party City Holdco, merged into the Company, with the Company being the surviving entity (“the Transaction”). At such time 100% of Party City Holdco, which was formed in order to effect the Transaction, was owned by a collaborative group consisting of funds affiliated with Thomas H. Lee Partners, L.P. (“THL”), 70% ownership, funds affiliated with Advent International Corporation (“Advent”), 24% ownership, and other minority investors, including management, 6% ownership. Prior to the Transaction, the Company was owned by Berkshire Partners LLC, Weston Presidio Capital, Advent, and other minority investors, including management. THL did not own any portion of the Company prior to the Transaction. See Note 5 for further discussion.

As a result of the Transaction, the financial information for the period after July 27, 2012 represents the financial information of the “Successor” company. Prior to, and including, July 27, 2012, the consolidated financial statements include the accounts of the “Predecessor” company. Due to the change in the basis of accounting resulting from the application of the acquisition method of accounting and push-down accounting, the Predecessor’s consolidated financial statements and the Successor’s consolidated financial statements are not necessarily comparable.

Note 2 — Summary of Significant Accounting Policies

Consolidated Financial Statements

The consolidated financial statements of the Company include the accounts of all majority-owned subsidiaries and controlled entities. All significant intercompany balances and transactions have been eliminated.

The Company’s retail operations define a fiscal year (“Fiscal Year”) as the 52-week period or 53-week period ended on the Saturday nearest December 31st of each year, and define their fiscal quarters (“Fiscal Quarter”) as the four interim 13-week periods following the end of the previous Fiscal Year, except in the case of a 53-week Fiscal Year when the fourth Fiscal Quarter is extended to 14 weeks. The consolidated financial statements of the Company combine the Fiscal Year and Fiscal Quarters of the Company’s retail operations with the calendar year and calendar quarters of the Company’s wholesale operations, as the differences are not significant.

Certain prior period amounts have been reclassified to conform to current period presentation.

PARTY CITY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share)

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Management periodically evaluates estimates used in the preparation of the consolidated financial statements for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based on such periodic evaluations.

Cash Equivalents

Highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.

Inventories

Inventories are valued at the lower of cost or market.

The Company determines the cost of inventory at its retail operations using the weighted average method. All other inventory cost is determined principally using the first-in, first-out method.

The Company estimates retail inventory shortage for the period between physical inventory dates on a store-by-store basis. Inventory shrinkage estimates can be affected by changes in merchandise mix and changes in actual shortage trends. The shrinkage rate from the most recent physical inventory, in combination with historical experience, is the basis for estimating shrinkage.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. A considerable amount of judgment is required in assessing the ultimate realization of these receivables, including consideration of the Company’s history of receivable write-offs, the level of past due accounts and the economic status of the Company’s customers. In an effort to identify adverse trends relative to customer economic status, the Company assesses the financial health of the markets it operates in and performs periodic credit evaluations of its customers and ongoing reviews of account balances and aging of receivables. Amounts are considered past due when payment has not been received within the time frame of the credit terms extended. Write-offs are charged directly against the allowance for doubtful accounts and occur only after all collection efforts have been exhausted. At December 31, 2013 and December 31, 2012, the allowance for doubtful accounts was $1,362 and $706, respectively.

Long-Lived and Intangible Assets (including Goodwill)

Property, plant and equipment are stated at cost. Equipment under capital leases are stated at the present value of the minimum lease payments at the inception of the lease. Depreciation is calculated principally on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life of the asset.

The Company reviews the recoverability of its finite long-lived assets, including finite-lived intangible assets, whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. For purposes of recognizing and measuring impairment, the Company evaluates long-lived assets other than goodwill

PARTY CITY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share)

based upon the lowest level of independent cash flows ascertainable to evaluate impairment. If the sum of the undiscounted future cash flows expected over the remaining asset life is less than the carrying value of the assets, the Company may recognize an impairment loss. The impairment related to long-lived assets is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

In the evaluation of the fair value and future benefits of finite long-lived assets attached to retail stores, the Company performs its cash flow analysis on a store-by-store basis. Various factors including future sales growth and profit margins are included in this analysis.

Goodwill represents the excess of the purchase price of acquired companies over the estimated fair value of the net assets acquired. Goodwill and other intangibles with indefinite lives are not amortized, but are reviewed for impairment annually or more frequently if certain indicators arise.

The Company evaluates the goodwill associated with its acquisitions, and other intangibles with indefinite lives, as of the first day of its fourth quarter based on current and projected performance. For purposes of testing goodwill for impairment, reporting units are determined by identifying individual components within the Company’s organization which constitute a business for which discrete financial information is available and is reviewed by management. Components within a segment are aggregated to the extent that they have similar economic characteristics. Based on this evaluation, the Company has determined that its operating segments, wholesale and retail, represent reporting units for the purposes of its goodwill impairment test.

If necessary, the Company estimates the fair value of each reporting unit using expected discounted cash flows. If the carrying amount of a reporting unit exceeds its fair value, the excess, if any, of the fair value of the reporting unit over amounts allocable to the unit’s other assets and liabilities is the implied fair value of goodwill. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss will be recognized in an amount equal to that excess. The fair value of a reporting unit refers to the amount at which the unit as a whole could be sold in a current transaction between willing parties.

Deferred Financing Costs

Deferred financing costs are amortized to interest expense over the lives of the related debt using the effective interest method.

Deferred Rent and Rental Expenses

The Company leases its retail stores under operating leases that generally have initial terms of ten years, with two five year renewal options. The Company’s leases may have early cancellation clauses, which permit the lease to be terminated if certain sales levels are not met in specific periods, and may provide for the payment of contingent rent based on a percentage of the store’s net sales. The Company’s lease agreements generally have defined escalating rent provisions, which are reported as a deferred rent liability and expensed on a straight-line basis over the term of the related lease, commencing with the date of possession. In addition, the Company may receive cash allowances from its landlords on certain properties, which are reported as deferred rent and amortized to rent expense over the term of the lease, also commencing with the date of possession. The deferred rent liability at December 31, 2013 and 2012 was $23,252 and $6,335, respectively.

Investments

The Company maintains a 49.9% interest in Convergram Mexico, a joint venture distributing metallic balloons, principally in Mexico and Latin America. The Company accounts for its investment in the joint venture

PARTY CITY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share)

using the equity method. The Company’s investment in the joint venture is included in other assets on the consolidated balance sheet and the results of the joint venture’s operations are included in other expense (income) on the consolidated statement of operations and comprehensive income (loss) (see Note 10).

Insurance Accruals

The Company maintains certain self-insured workers’ compensation and general liability insurance plans. The Company estimates the required liability for claims under such plans based upon various assumptions, which include, but are not limited to, historical loss experience, projected loss development factors, actual payroll and other data. The required liability is also subject to adjustment in the future based upon changes in claims experience, including changes in the number of incidents (frequency) and changes in the ultimate cost per incident (severity).

Revenue Recognition

The Company’s terms of sale to retailers and other distributors for substantially all of its sales is free-on-board (“F.O.B.”) shipping point and, accordingly, title and the risks and rewards of ownership are transferred to the customer, and revenue is recognized, when goods are shipped. The Company estimates reductions to revenues for volume-based rebate programs at the time sales are recognized. Wholesale sales returns are not significant as, generally, we only accept the return of goods that were shipped to retailers in error. Revenue from retail operations is recognized at the point of sale. The Company estimates future retail sales returns and records a provision in the period that the related sales are recorded based on historical information. Retail sales are reported net of taxes collected.

Franchise fee revenue is recognized upon the completion of the Company’s performance requirements and the opening of the franchise store. In addition to the initial franchise fee, the Company also recognizes royalty fees generally ranging from 4% to 6% and advertising fund fees ranging from 1% to 2.25% based upon the franchised stores’ reported gross retail sales. The terms of the Company’s franchise agreements also provide for payments to franchisees based on e-commerce sales originating from specified areas relating to the franchisees’ contractual territory. The amounts paid by the Company vary based on several factors, including the profitability of the Company’s e-commerce sales, and are expensed at the time of sale.

Cost of Sales

Cost of sales at wholesale reflects the production costs (i.e., raw materials, labor and overhead) of manufactured goods and the direct cost of purchased goods, inventory shrinkage, inventory adjustments, inbound freight to the Company’s manufacturing and distribution facilities, distribution costs and outbound freight to transfer goods to the Company’s wholesale customers. At retail, cost of sales reflects the direct cost of goods purchased from third parties and the production or purchase costs of goods acquired from the Company’s wholesale operations. Retail cost of sales also includes inventory shrinkage, inventory adjustments, inbound freight, occupancy costs related to store operations, such as rent and common area maintenance, utilities and depreciation on assets, and all logistics costs (i.e., procurement, handling and distribution costs) associated with the Company’s e-commerce business.

As a result of the Transaction (see Note 1 and Note 5), the Company applied the acquisition method of accounting and increased the value of its inventory by $89,754 as of July 28, 2012. The adjustment principally reflects the previously deferred wholesale margin on inventory supplied to the Company’s retail operations at July 27, 2012. Such adjustment increased the Company’s cost of sales during the year ended December 31, 2013 and the period from July 28, 2012 to December 31, 2012 by $25,229 and $58,626, respectively, as the related inventory was sold.

PARTY CITY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share)

Retail Operating Expenses

Retail operating expenses include the costs and expenses associated with the operation of the Company’s retail stores, with the exception of occupancy costs included in cost of sales. Retail operating expenses principally consist of employee compensation and benefits, advertising, supplies expense and credit card and banking fees.

Shipping and Handling

Outbound shipping costs billed to customers are included in net sales. The costs of shipping and handling incurred by the Company are included in cost of sales.

Store Closure Costs

The Company records estimated store closure costs, estimated lease commitment costs, net of estimated sublease income, and other miscellaneous store closing costs when the liability is incurred.

Product Royalty Agreements

The Company enters into product royalty agreements that allow the Company to use licensed designs on certain of its products. These contracts require the Company to pay royalties, generally based on the sales of such product, and may require guaranteed minimum royalties, a portion of which may be paid in advance. The Company matches royalty expense with revenue by recording royalties at the time of sale, at the greater of the contractual rate or an effective rate calculated based on the guaranteed minimum royalty and the Company’s estimate of sales during the contract period. If a portion of the guaranteed minimum royalty is determined to be unrecoverable, the unrecoverable portion is charged to expense at that time. Guaranteed minimum royalties paid in advance are recorded in the consolidated balance sheets in either prepaid expenses and other current assets or other assets, depending on the nature of the royalties.

Catalogue Costs

The Company expenses costs associated with the production of catalogues when incurred.

Advertising

Advertising costs are expensed as incurred. Retail advertising expenses for the year ended December 31, 2013, the period from July 28, 2012 to December 31, 2012, the period from January 1, 2012 to July 27, 2012 and the year ended December 31, 2011 were $68,134, $34,434, $30,068 and $65,914, respectively.

Art and Development Costs

Art and development costs are primarily internal costs that are not easily associated with specific designs, some of which may not reach commercial production. Accordingly, the Company expenses these costs as incurred.

Derivative Financial Instruments

The Company accounts for derivative financial instruments pursuant to Accounting Standards Codification (“ASC”) Topic 815, “Accounting for Derivative Instruments and Hedging Activities.” ASC Topic 815 requires that all derivative financial instruments be recognized on the balance sheet at fair value and establishes criteria

PARTY CITY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share)

for both the designation and effectiveness of hedging activities. The Company uses derivatives in the management of interest rate and foreign currency exposure. ASC Topic 815 requires the Company to formally document the assets, liabilities or other transactions the Company designates as hedged items, the risk being hedged and the relationship between the hedged items and the hedging instruments. The Company must measure the effectiveness of the hedging relationship at the inception of the hedge and on an on-going basis.

If derivative financial instruments qualify as fair value hedges, the gain or loss on the instrument and the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings during the period of the change in fair values. For derivative financial instruments that qualify as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of a cash flow hedge, if any, is determined based on the dollar-offset method (i.e., the gain or loss on the derivative financial instrument in excess of the cumulative change in the present value of future cash flows of the hedged item) and is recognized in current earnings during the period of change. As long as hedge effectiveness is maintained, interest rate swap arrangements and foreign currency exchange agreements qualify for hedge accounting as cash flow hedges (see Note 18).

Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC Topic 740, “Accounting for Income Taxes.” Under the asset and liability method of ASC Topic 740, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities and operating loss and tax credit carryforwards applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the judgment of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Stock-Based Compensation

Accounting for stock-based compensation requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The value of the Company’s stock-based awards is recognized as expense over the service period, net of estimated forfeitures.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of the Company’s foreign currency adjustments and the impact of interest rate swap and foreign exchange contracts that qualify as hedges (see Notes 18 and 19).

Foreign Currency Transactions and Translation

The functional currencies of the Company’s foreign operations are the local currencies in which they operate. Foreign currency exchange gains or losses resulting from receivables or payables in currencies other than the functional currencies generally are credited or charged to operations. The balance sheets of foreign subsidiaries are translated into U.S. dollars at the exchange rates in effect on the balance sheet date. The results of operations of foreign subsidiaries are translated into U.S. dollars at the average exchange rates effective for the periods presented. The differences from historical exchange rates are recorded as comprehensive income (loss) and are included as a component of accumulated other comprehensive income (loss).

PARTY CITY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share)

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

In July 2013, the FASB issued ASU 2013-11, “Income Taxes: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. The update provides guidance on the financial statement presentation of an unrecognized tax benefit, as either a reduction of a deferred tax asset or as a liability, when a net operating loss carryforward, similar tax loss, or a tax credit carryforward exists. The update will be effective for interim and annual periods beginning after December 15, 2013 and may be applied on a retrospective basis. Early adoption is permitted. The Company does not believe that the adoption of this pronouncement will have a material impact on the Company’s consolidated financial statements.

In March 2013, the FASB issued ASU 2013-05, “Foreign Currency Matters (Topic 830), Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity”. The pronouncement states that a cumulative translation adjustment is attached to the parent’s investment in a foreign entity and should be released in a manner consistent with the derecognition guidance on investments in entities. The ASU is effective for fiscal years beginning after December 15, 2013. The Company does not believe that the adoption of this pronouncement will have a material impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. The pronouncement requires companies to report, in one place, information about reclassifications out of accumulated other comprehensive income. Additionally, it requires companies to report changes in accumulated other comprehensive income balances. The Company adopted ASU 2013-02 as of January 1, 2013. See Note 19. The adoption did not have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities”. Additionally, in January 2013, the FASB issued ASU 2013-01, “Balance Sheet (Topic 210), Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities”. The pronouncements require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The Company adopted the pronouncements on January 1, 2013. The adoption did not have a material impact on the Company’s consolidated financial statements.

Note 3 — Inventories, Net

Inventories consisted of the following:

	December 31,
	2013	2012
Finished goods	$501,229	$490,241
Raw materials	15,921	13,822
Work in process	7,211	6,154

	$524,361	$510,217

PARTY CITY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share)

As a result of the Transaction (see Note 1 and Note 5), the Company applied the acquisition method of accounting and increased the value of its inventory by $89,754 as of July 28, 2012. The adjustment principally reflects the previously deferred wholesale margin on inventory supplied to the Company’s retail operations at July 27, 2012. Such adjustment increased the Company’s cost of sales during the year ended December 31, 2013 and the period from July 28, 2012 to December 31, 2012 by $25,229 and $58,626, respectively, as the related inventory was sold. At December 31, 2013 and December 31, 2012, $5,899 and $31,128, respectively, of the adjustment was included in finished goods.

Note 4 — Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following:

	December 31,
	2013	2012	Useful lives
Machinery and equipment	$87,312	$69,273	3-15 years
Buildings	67,095	68,844	40 years
Data processing	30,033	22,293	3-5 years
Leasehold improvements	48,595	37,299	1-10 years
Furniture and fixtures	97,250	71,701	5-10 years
Land	8,968	7,342

	339,253	276,752
Less: accumulated depreciation	(104,107)	(36,981)

	$235,146	$239,771

Depreciation and amortization expense related to property, plant and equipment, including assets under capital leases, was $67,627, $35,677, $28,373, and $48,515 for the year ended December 31, 2013, the period from July 28, 2012 to December 31, 2012, the period from January 1, 2012 to July 27, 2012 and the year ended December 31, 2011, respectively.

Note 5 — Acquisitions

The Transaction

On July 27, 2012, Merger Sub, a wholly owned subsidiary of PC Intermediate, which is an indirect wholly-owned subsidiary of Party City Holdco (formerly known as PC Topco Holdings, Inc.), merged into the Company, with the Company being the surviving entity through the Transaction. At such time 100% of Party City Holdco, which was formed in order to effect the Transaction, was owned by a collaborative group consisting of funds affiliated with THL, 70% ownership, funds affiliated with Advent, 24% ownership, and other minority investors, including management, 6% ownership. Prior to the Transaction, the Company was owned by Berkshire Partners LLC, Weston Presidio Capital, Advent, and other minority investors, including management. THL did not own any portion of the Company prior to the Transaction. As the collaborative group acquired 100% of the Company, push-down accounting was required.

PARTY CITY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share)

The consideration was paid in cash and was funded by a combination of equity and debt financing. The consideration was equal to:

$2,690,000
plus: the Company’s cash (as defined in the merger agreement):	6,650
plus: the aggregate strike price of vested stock options (see Note 12 for further discussion):	52,080
plus: working capital adjustment (as defined in the merger agreement):	8,540
less: the Company’s debt (as defined in the merger agreement):	(994,510)
less: Transaction-related costs of the “Predecessor” company:	(35,630)

Merger consideration to former owners:	$1,727,130

The amount of cash paid in connection with acquisitions, net of cash acquired on the Company’s consolidated statement of cash flows for the period from July 28, 2012 to December 31, 2012, $1,562,246, represents the portion of the merger consideration that was received by the Company’s former owners. The difference between such amount and the merger consideration represents payments to the holders of vested stock options and payments in lieu of dividends on vested stock options (please see Note 12 for a discussion of the impact of the Transaction on stock options and payments in lieu of dividends). Such payments are included in decrease in accounts payable, accrued expenses and income taxes payable on the Company’s consolidated statement of cash flows for the period from July 28, 2012 to December 31, 2012.

Amounts outstanding under the Company’s $350,000 ABL revolving credit facility (“Old ABL Facility”) and the Company’s $675,000 Term Loan Agreement (“Old Term Loan Credit Agreement”) were repaid in conjunction with the closing of the Transaction. At such time, the Company entered into a new $400,000 ABL revolving credit facility (“New ABL Facility”) and a new $1,125,000 Term Loan Agreement (“New Term Loan Credit Agreement”). Additionally, in conjunction with the Transaction, on July 27, 2012, the Company issued $700,000 of 8.875% senior notes (the “New Senior Notes”). See Notes 7 and 8 for further detail. Also, in connection with the Transaction, the Company commenced a cash tender offer for any and all of its outstanding $175,000 8.75% Senior Subordinated Notes due 2014 (the “Tender Offer”). On August 27, 2012, the Company redeemed all remaining outstanding notes not tendered pursuant to the Tender Offer.

In conjunction with the Transaction, the Company incurred $28,052 of transaction costs during the period from January 1, 2012 to July 27, 2012. Of such amount, $19,669, relating principally to banker fees, was recorded in other expense, net in the Company’s consolidated statement of operations and comprehensive loss. The remaining $8,383 was recorded as compensation expense in general and administrative expenses in the Company’s consolidated statement of operations and comprehensive loss. Additionally, the Transaction accelerated the vesting of certain of the Company’s stock options and, as a result, the Company recorded $2,149 of stock-based compensation expense in general and administrative expenses in the Company’s consolidated statement of operations and comprehensive loss. Further, due to the vesting of such stock options, the Company made payments in lieu of dividends to the holders of such options and recorded a $16,148 charge in general and administrative expenses in the Company’s consolidated statement of operations and comprehensive loss. The transaction costs payments and payments in lieu of dividends are included in the decrease in accounts payable, accrued expenses and income taxes payable in the Company’s July 28, 2012 to December 31, 2012 consolidated statement of cash flows. See Note 12 for further detail on the stock option and dividend charges. Additionally, in conjunction with the Transaction, Merger Sub and Party City Holdco incurred $4,564 of third-party costs, principally attorney and banker fees, prior to July 27, 2012. As the amount related to costs incurred by Party City Holdco and Merger Sub prior to the Transaction, such amount was not recorded as expense in the Company’s Predecessor financial statements and, instead, was recorded as a reduction to stockholders’ equity in the Company’s consolidated financial statements.

PARTY CITY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share)

The Transaction represented a business combination and the Company applied the acquisition method of accounting and recorded $741,066 of intangible assets. See Note 6 for further detail. The excess of the purchase price over the fair value of the net assets acquired was assigned to goodwill. Of the total amount, $1,041,388 was assigned to the Retail segment and $493,149 was assigned to the Wholesale segment. None of the goodwill is deductible for tax purposes. Goodwill arises due to the Company’s vertically integrated structure as, during 2011, a significant portion of the cost of sales at the Company’s domestic permanent stores and e-commerce operations related to product supplied by the Company’s wholesale operations. The vertically integrated structure enhances the Company’s profitability as the Company realizes the wholesale-to-retail margin on a significant portion of its retail sales. However, the structure limits the values of certain identifiable intangible assets of the Company’s wholesale operations, including the values of trade names and customer lists and relationships, as a significant portion of the wholesale operations consist of intercompany activity. Also, goodwill arises due to the fact that the purchase price that was paid by the collaborative group reflected the expectation that the Company will continue to increase the percentage of the Company’s retail sales that relate to product supplied by the Company’s wholesale operations and, therefore, the Company will realize the entire wholesale-to-retail margin on such retail sales.

The allocation of the purchase price is based on the Company’s estimate of the fair value of the tangible assets acquired and liabilities assumed. The following table summarizes the values of the major classes of assets acquired and liabilities assumed:

Assets:
Cash and cash equivalents	$5,501
Accounts receivable	121,249
Inventories	602,543
Prepaid expenses and other current assets	88,857

Total current assets	818,150
Property, plant and equipment	257,266
Goodwill	1,534,537
Other intangible assets	741,066
Other assets	73,606

Total assets	$3,424,625

Liabilities, Redeemable Common Securities and Stockholders’ Equity:
Total liabilities	$2,616,203
Total redeemable common securities and stockholders’ equity	808,422

Total liabilities, redeemable common securities and stockholders’ equity	$3,424,625

Wholesale Acquisitions

On January 30, 2011, the Company acquired all of the common stock of Riethmüller GmbH (“Riethmuller”) for $47,069 in cash, in a transaction accounted for as a business combination. Riethmüller is a German distributor of party goods and carnival items with latex balloon manufacturing operations in Malaysia. The results of this acquired business are included in the consolidated financial statements from the January 30, 2011 acquisition date and are reported in the operating results of the Company’s Wholesale segment.

Retail Acquisitions

During May 2013, the Company acquired 100% of the stock of iParty Corp. (“iParty”), a party goods retailer with approximately 50 stores principally located in the New England region. The purchase price was

PARTY CITY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share)

$29,401. Additionally, on the closing date, the Company repaid the entire amount outstanding under iParty’s credit agreement, $9,029. The acquisition was funded using borrowings under the New ABL Facility. The results of iParty are included in the consolidated financial statements from the May 9, 2013 acquisition date and are reported in the operating results of the Company’s Retail segment.

The following summarizes the estimated fair values of the major classes of assets acquired and liabilities assumed: inventory of $11,167, current deferred tax assets of $14,153, fixed assets of $2,441 and accounts payable of $7,161. $21,059 has been recorded as goodwill. The allocation of the purchase price is based on our estimate of the fair value of the assets acquired and liabilities assumed. Goodwill arises because the purchase price reflects the strategic fit and expected synergies that the business will bring to the Company’s operations. Due to the Company’s vertically integrated structure, the percentage of the Company’s wholesale product sold at iParty stores will be increased significantly. Additionally, the acquisition expands the Company’s vertical model by giving the Company a significant retail presence in New England. The excess of the purchase price over the fair value of the tangible assets and liabilities acquired is not deductible for U.S. tax purposes.

On July 29, 2011, the Company acquired all of the common stock of Party Packagers Inc. (“Party City Canada” or “Party Packagers”) for $31,783 in cash in a transaction accounted for as a business combination. The results of this acquired business are included in the consolidated financial statements from the July 29, 2011 acquisition date and are reported in the operating results of the Company’s Retail segment. Subsequent to the acquisition date, all Party Packagers stores were converted to the Party City banner.

Goodwill Changes by Reporting Segment

For the year ended December 31, 2013, the period from July 28, 2012 to December 31, 2012, and the period from January 1, 2012 to July 27, 2012, goodwill changes, by reporting segment, were as follows:

	Year Ended December 31, 2013 (Successor)	Period from July 28, 2012 to December 31, 2012 (Successor)	Period from January 1, 2012 to July 27, 2012 (Predecessor)
Wholesale segment:
Beginning balance	$495,830	$493,149	$355,217
Foreign currency impact and other	545	2,681	(429)

Ending balance	496,375	495,830	354,788

Retail segment:
Beginning balance	1,041,739	1,041,388	326,543
iParty acquisition	21,059	0	0
Other	2,534	351	2,323

Ending balance	1,065,332	1,041,739	328,866

Total ending balance, both segments	$1,561,707	$1,537,569	$683,654

PARTY CITY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share)

Note 6 — Intangible Assets

The Company had the following other identifiable intangible assets:

	December 31, 2013
	Cost	Accumulated Amortization	Net Carrying Value	Useful lives
Retail franchise licenses	$67,000	$9,700	$57,300	19 years
Customer lists and relationships	56,005	12,287	43,718	20 years
Copyrights and designs	29,000	9,442	19,558	5-7 years
Leasehold interests	16,031	8,019	8,012	1-11 years
Design licenses	2,469	1,649	820	1-4 years

Total	$170,505	$41,097	$129,408

	December 31, 2012
	Cost	Accumulated Amortization	Net Carrying Value	Useful lives
Retail franchise licenses	$67,000	$3,500	$63,500	19 years
Customer lists and relationships	55,705	3,819	51,886	20 years
Copyrights and designs	29,000	2,850	26,150	5-7 years
Leasehold interests	20,702	2,975	17,727	1-11 years
Design licenses	2,397	1,037	1,360	1-4 years

Total	$174,804	$14,181	$160,623

As a result of the Transaction (see Note 1 and Note 5) the Company applied the acquisition method of accounting and recorded the finite-lived intangible assets listed above. The Company is amortizing most of the assets using accelerated patterns based on the discounted cash flows that were used to value such assets.

Additionally, as a result of the Transaction, the Company applied the acquisition method of accounting and recorded an indefinite-lived asset for the Party City trade name of $519,000, an indefinite-lived asset for the Amscan trade name of $26,000 and an indefinite-lived asset for the Halloween City trade name of $18,000.

The value that was ascribed to the Halloween City trade name was based on the number of Halloween City stores that the Company expected to open during each subsequent Halloween selling season and the expected performance of such stores. The number of stores that the Company opens during a season is driven by many factors, including the availability of suitable locations. During 2013, the Company made a strategic decision to open fewer temporary Halloween City stores and the Company expects to take a similar approach in 2014. As a result of a change in store performance and the Company’s decision to open fewer Halloween City stores than assumed when the Company recorded the asset in 2012, during 2013 the Company lowered the value of its Halloween City trade name by recording a $7,500 impairment charge.

The amortization expense for finite-lived intangible assets for the year ended December 31, 2013, for the period from July 28, 2012 to December 31, 2012, the period from January 1, 2012 to July 27, 2012 and the year ended December 31, 2011 was $26,997, $14,160, $5,542 and $11,116, respectively. Estimated amortization expense for each of the next five years will be approximately $22,195, $18,901, $15,991, $12,824, and $9,448, respectively.

Note 7 — Loans and Notes Payable

Amounts outstanding under the Company’s $350,000 ABL revolving credit facility and the Company’s $675,000 Term Loan Agreement were repaid in conjunction with the closing of the Transaction. At such time, the Company entered into a new $400,000 ABL revolving credit facility (“New ABL Facility”) and the Company

PARTY CITY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share)

and its subsidiary, Party City Corporation, entered into a new $1,125,000 Term Loan Agreement (“New Term Loan Credit Agreement”). Additionally, in conjunction with the Transaction, on July 27, 2012, the Company issued $700,000 of 8.875% senior notes (the “New Senior Notes”).

Below is a discussion of the New ABL Facility and other credit agreements. See Note 8 for a discussion of the Company’s long-term obligations.

New ABL Facility

The New ABL Facility provides for (a) revolving loans in an aggregate principal amount at any time outstanding not to exceed $400,000, subject to a borrowing base described below, (b) swing-line loans in an aggregate principal amount at any time outstanding not to exceed 10% of the aggregate commitments under the facility and (c) letters of credit, in an aggregate face amount at any time outstanding not to exceed $50,000.

Under the New ABL Facility, the borrowing base at any time equals (a) 90% of eligible trade receivables plus (b) 90% of eligible inventory and (c) 90% of eligible credit card receivables, less (d) certain reserves.

The New ABL Facility provides for two pricing options: (i) an alternate base interest rate (“ABR”) equal to the greater of (a) the prime rate, (b) the federal funds rate plus 1/2 of 1% or (c) the LIBOR rate plus 1%, in each case, on the date of such borrowing or (ii) a LIBOR based interest rate determined by reference to the LIBOR cost of funds for U.S. dollar deposits for the relevant interest period adjusted for certain additional costs and, in each case, plus an applicable margin. The applicable margin ranges from 0.5% to 1.00% with respect to ABR borrowings and from 1.50% to 2.00% with respect to LIBOR borrowings. The applicable margin at December 31, 2013 was 0.75% for ABR loans and 1.75% for loans based on the LIBOR rate.

In addition to paying interest on outstanding principal under the New ABL Facility, the Company is required to pay a commitment fee of between 0.250% and 0.375% per annum in respect of the unutilized commitments thereunder. The Company must also pay customary letter of credit fees.

The New ABL Facility also provides that the Company has the right from time to time to request additional commitments, of which $125,000 remains available. The lenders under the New ABL Facility are not under any obligation to provide any such additional commitments, and any increase in commitments is subject to several conditions precedent and limitations. If the Company were to request any additional commitments, and the existing lenders or new lenders were to agree to provide such commitments, the facility size could be increased to up to $525,000, but the Company’s ability to borrow under this facility would still be limited by the amount of the borrowing base under this facility and limitations on incurring additional indebtedness under other debt agreements.

The New ABL Facility has a maturity date of July 27, 2017.

In connection with the New ABL Facility, the Company incurred $6,612 in finance costs that have been capitalized and will be amortized over the life of the debt.

All obligations under the New ABL Facility are jointly and severally guaranteed by PC Intermediate, PCHI and each existing and future domestic subsidiary of the Company. The Company and each guarantor has secured its obligations, subject to certain exceptions and limitations, including obligations under its guaranty, as applicable, by a first-priority lien on its accounts receivable, inventory, cash and certain related assets and a second-priority lien on substantially all of its other assets, including a pledge of all of the capital stock held by PC Intermediate, PCHI and each guarantor.

PARTY CITY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share)

The New ABL Facility contains negative covenants that, among other things and subject to certain exceptions, restrict the ability of the Company to:

•	incur additional indebtedness;

•	pay dividends on capital stock or redeem, repurchase or retire capital stock;

•	make certain investments, loans, advances and acquisitions;

•	engage in transactions with affiliates;

•	create liens; and

•	transfer or sell certain assets.

In addition, the Company must comply with a fixed charge coverage ratio if excess availability under the New ABL Facility on any day is less than the greater of: (a) 10% of the lesser of the aggregate commitments and the then borrowing base under the New ABL Facility and (b) $30,000. The fixed charge coverage ratio is the ratio of (i) Adjusted EBITDA (as defined in the New ABL Facility) minus maintenance-related capital expenditures (as defined in the New ABL Facility) to (ii) fixed charges (as defined in the New ABL Facility). The Company has not been subjected to the fixed charge coverage ratio as its excess availability has not fallen below the amounts specified above.

The New ABL Facility also contains certain customary affirmative covenants and events of default.

Borrowings under the New ABL Facility totaled $34,800 and $23,330 at December 31, 2013 and December 31, 2012, respectively, and the interest rate was 4.00% at both dates. Outstanding standby letters of credit totaled $18,534 at December 31, 2013 and, after considering borrowing base restrictions, the Company had $346,666 of available borrowing capacity under the terms of the New ABL Facility at December 31, 2013.

Other Credit Agreements

The Company has also entered into several foreign asset-based and overdraft credit facilities that provide the Company with additional borrowing capacity. At December 31, 2013 and December 31, 2012, borrowings under the foreign facilities totaled $1,247 and $9,928, respectively. The facilities contain customary affirmative and negative covenants. In connection with one of the facilities, the Company maintains a compensating cash balance of $4,460 to secure outstanding standby letters of credit. The compensating cash balance is included in prepaid expenses and other current assets in the Company’s consolidated balance sheet.

Note 8 — Long-Term Obligations

Long-term obligations consisted of the following:

	December 31,
	2013	2012
New Term Loan Credit Agreement (a)	$1,097,561	$1,112,632
Mortgage obligation (b)	1,216	2,351
Capital lease obligations (c)	2,921	3,276
New Senior Notes (d)	700,000	700,000

Total long-term obligations	1,801,698	1,818,259
Less: current portion	(13,452)	(13,231)

Long-term obligations, excluding current portion	$1,788,246	$1,805,028

PARTY CITY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share)

New Term Loan Credit Agreement

(a) Amounts outstanding under the Company’s $675,000 Term Loan Agreement were repaid in conjunction with the closing of the Transaction. At such time, the Company entered into the New Term Loan Credit Agreement. During February 2013, the Company amended the New Tern Loan Credit Agreement and all term loans outstanding at the time of the amendment were replaced with new term loans for the same principal amount; and the original 1% issuance discount was partially eliminated. The remaining discount is being amortized using the effective interest method over the term of the loan.

During February 2014, the New Term Loan Credit Agreement was amended again. See Note 20 for further detail.

The New Term Loan Credit Agreement provides for two pricing options: (i) an ABR for any day, a rate per annum equal to the greater of (a) Deutsche Bank’s prime rate in effect on such day, (b) the federal funds effective rate in effect on such day plus 1/2 of 1%, (c) the adjusted LIBOR rate plus 1% and (d) 2.00% or (ii) the LIBOR rate, adjusted for certain additional costs, with a LIBOR floor of 1.00%, in each case plus an applicable margin. The applicable margin is 2.25% (2.00% subsequent to the February 2014 amendment) with respect to ABR borrowings and 3.25% (3.00% subsequent to the February 2014 amendment) with respect to LIBOR borrowings.

The New Term Loan Credit Agreement also provides that the Company has the right from time to time to request an amount of additional term loans up to $250,000. The lenders under the New Term Loan Credit Agreement are not under any obligation to provide any such additional term loans.

The Company may voluntarily prepay the term loans at any time without premium or penalty, other than customary breakage costs with respect to loans based on the LIBOR rate (and, subsequent to the February 2014 amendment, other than a premium payable in connection with certain repricing transactions, which is discussed in further detail in Note 20). The term loans are subject to mandatory prepayment, subject to certain exceptions, with (i) 100% of net proceeds above a threshold amount of certain asset sales, subject to reinvestment rights and certain other exceptions, (ii) 100% of the net cash proceeds of any incurrence of debt other than debt permitted under the New Term Loan Credit Agreement, (iii) commencing with the fiscal year ended December 31, 2013, 50% of Excess Cash Flow, as defined in the New Term Loan Credit Agreement, if any (which percentage will be reduced to 25% if the Company’s senior secured leverage ratio (as defined in the New Term Loan Credit Agreement) is less than 3.50 to 1.00, but greater than 2.50 to 1.00, and 0% if the Company’s senior secured leverage ratio is less than 2.50 to 1.00).

The term loans under the New Term Loan Credit Agreement mature on July 27, 2019. The Company is required to repay installments on the term loans in quarterly principal amounts of 0.25%, with the remaining amount payable on the maturity date.

All obligations under the New Term Loan Credit Agreement are jointly and severally guaranteed by PC Intermediate, PCHI and each existing and future domestic subsidiary of the Company. The Company and each guarantor has secured its obligations, subject to certain exceptions and limitations, by a first-priority lien on substantially all of its assets (other than accounts receivable, inventory, cash and certain related assets), including a pledge of all of the capital stock held by PC Intermediate, PCHI and each guarantor, and a second-priority lien on its accounts receivable, inventory, cash and certain related assets.

The New Term Loan Credit Agreement contains certain customary affirmative covenants and events of default. Additionally, it contains negative covenants which, among other things and subject to certain exceptions, restrict the ability of the Company to:

•	incur additional indebtedness;

PARTY CITY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share)

•	pay dividends on capital stock or redeem, repurchase or retire capital stock;

•	make certain investments, loans, advances and acquisitions;

•	engage in transactions with affiliates;

•	create liens; and

•	transfer or sell certain assets.

In connection with the New Term Loan Credit Agreement, the Company incurred and capitalized $28,759 of finance costs. In conjunction with the amendment, some of the costs were written-off (see below). The remaining costs are being amortized over the life of the debt using the effective interest method.

As the New Term Loan Credit Agreement is a loan syndication, at the time of the February 2013 amendment, the Company assessed whether the debt modification should be accounted for as an extinguishment on a creditor-by-creditor basis. The Company wrote-off $5,911 of costs incurred during the initial issuance of the debt and which were being amortized over the life of the debt. The amount was recorded in other expense, net, in the Company’s consolidated statement of operations and comprehensive loss and included in amortization of deferred financing costs and original issuance discount in the Company’s consolidated statement of cash flows. The remaining costs of $20,442 will continue to be amortized over the life of the debt, using the effective interest method. Additionally, the Company recorded in other expense, net, $2,316 of the net original issuance discount that existed as of the time of the amendment. The remainder of the discount, $8,015, will continue to be amortized over the life of the debt, using the effective interest method. In conjunction with the amendment, the Company paid an $11,222 call premium, equal to 1.00% of the outstanding principal balance. The Company recorded $2,535 of the call premium in other expense, net. The rest of the premium, $8,687, will be amortized over the life of the debt, using the effective interest method. Additionally, the Company incurred $1,655 of banker and legal fees; $1,533 of which was recorded in other expense, net. The rest of the costs, $122, will be amortized over the life of the debt, using the effective interest method.

As all term loans outstanding at the time of the February 2013 amendment were replaced with new term loans for the same principal amount, the Company included the total principal amount, $1,122,188, in both repayment of loans, notes payable and long-term obligations and proceeds from loans, notes payable and long-term obligations in the financing activities section of the Company’s consolidated statement of cash flows.

At December 31, 2013, the outstanding principal amount of term loans under the New Term Loan Credit Agreement was $1,097,561, which reflects an original issue discount of $6,901, net of $2,033 of accumulated amortization and a call premium of $7,502, net of $1,185 of accumulated amortization. At December 31, 2012, the outstanding principal amount of term loans under the New Term Loan Credit Agreement was $1,112,632, which reflects an original issue discount of $10,556, net of $694 of accumulated amortization. At December 31, 2013, the interest rate on the outstanding term loan borrowings was 4.25%. At December 31, 2012, the interest rate on the outstanding term loan borrowings was 5.75%.

(b) In conjunction with the construction of a new distribution facility, the Company borrowed $10,000 from the New York State Job Development Authority on December 21, 2001, pursuant to the terms of a second lien mortgage note. On December 18, 2009 the mortgage note was amended, extending the fixed monthly payments of principal and interest for a period of 60 months up to and including December 31, 2014. The interest rate under the amended mortgage note remains variable and subject to review and adjustment semi-annually based on the New York State Job Development Authority’s confidential internal protocols. At December 31, 2013, the amended mortgage note bears at an interest rate of 2.05%. At December 31, 2013, the distribution facility had a carrying value of $58,568.

PARTY CITY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share)

(c) The Company has entered into various capital leases for machinery and equipment with implicit interest rates generally ranging from 3% to 8% and generally extending to 2018.

(d) In connection with the Transaction, the Company issued $700,000 of 8.875% New Senior Notes, which are due on August 1, 2020.

Interest on the New Senior Notes is payable semi-annually in arrears on February 1 and August 1 of each year. The New Senior Notes are guaranteed, jointly and severally, on a senior basis by each of the Company’s existing and future domestic subsidiaries. The New Senior Notes and the guarantees are general unsecured senior obligations and are effectively subordinated to all other secured debt to the extent of the assets securing such secured debt.

The indenture governing the New Senior Notes contains certain covenants limiting, among other things and subject to certain exceptions, the Company’s ability to:

•	incur additional indebtedness or issue certain disqualified stock and preferred stock;

•	pay dividends or distributions, redeem or repurchase equity;

•	prepay subordinated debt or make certain investments;

•	transfer and sell assets;

•	engage in transactions with affiliates;

•	create liens; and

•	consolidate, merge or transfer all or substantially all of the Company’s assets.

The indenture governing the New Senior Notes also contains certain customary affirmative covenants and events of default.

On or after August 1, 2015, the Company may redeem the New Senior Notes, in whole or in part, at the following (expressed as a percentage of the principal amount to be redeemed) plus accrued and unpaid interest thereon:

Twelve-month period beginning on August 1,	Percentage
2015	106.656%
2016	104.438%
2017	102.219%
2018 and thereafter	100.000%

In addition, the Company may redeem up to 40% of the aggregate principal amount of the New Senior Notes before August 1, 2015 with the net cash proceeds from one or more equity offerings at a redemption price of 108.875% of the principal amount plus accrued and unpaid interest. The Company may also redeem some or all of the notes before August 1, 2015 at a redemption price of 100% of the principal amount, plus accrued and unpaid interest plus a “make whole” premium.

If the Company experiences certain types of change in control, the Company may be required to offer to repurchase the New Senior Notes at 101% of their principal amount, plus accrued and unpaid interest.

In connection with the issuance of the New Senior Notes, the Company incurred $30,433 in finance costs that have been capitalized and will be amortized over the life of the debt.

PARTY CITY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share)

The New Senior Notes required the Company to file a registration statement with respect to an offer to exchange the outstanding New Senior Notes for exchange notes. If the exchange offer was not completed prior to September 5, 2013, additional interest accrued on the outstanding New Senior Notes at a rate of 0.25% per annum. The exchange offer was completed in November 2013. At December 31, 2013, the Company had a $369 liability recorded for penalty payments.

On August 1, 2013, PC Nextco issued $350,000 of 8.75% notes at a 1% discount (“the Nextco Notes”). The proceeds, net of expenses, were used to pay a dividend to the shareholders of PC Nextco’s parent, Party City Holdco. The Nextco Notes, which mature on August 15, 2019 and which pay interest semiannually on February 15th and August 15th, are not guaranteed by the Company. However, since PC Nextco has no assets or operations other than its investment in, and income (loss) from, the Company and its subsidiaries, interest and principal payments for the Nextco Notes will be funded by the Company.

At December 31, 2013, maturities of long-term obligations consisted of the following:

	Long-term Debt	Capital Lease
	Obligations	Obligations	Totals
2014	$12,466	$986	$13,452
2015	11,222	648	11,870
2016	11,222	823	12,045
2017	11,222	406	11,628
2018	11,222	58	11,280
Thereafter	1,741,423	0	1,741,423

Long-term obligations	$1,798,777	$2,921	$1,801,698

Note 9 — Capital Stock

At December 31, 2013, the Company’s authorized capital stock consisted of 100.00 shares of $0.01 par value common stock.

Under the terms of Party City Holdco’s stockholders’ agreement, dated July 27, 2012, the Company has an option to purchase all of the shares of common stock held by former employees and, under certain circumstances, former employee stockholders can require the Company to purchase all of the shares held by the former employees. The aggregate amount that may be payable by the Company to current employee stockholders should they die or become disabled, based on the estimated fair market value of fully paid and vested common securities, totaled $23,555 and $22,205 at December 31, 2013 and 2012, respectively, and was classified as redeemable common securities on the Company’s consolidated balance sheet, with a corresponding adjustment to additional paid-in capital. As there is no active market for the common stock, the Company estimates the fair value of the common stock based on a valuation model confirmed periodically by recent acquisitions or independent appraisals.

In addition, in 2004, the Company’s CEO and President exchanged vested options in a predecessor company for fully vested options to purchase common stock of the Company. Since these options vested immediately and could be exercised upon the death or disability of the officer and put back to the Company, they were reflected as redeemable common securities on the Company’s consolidated balance sheet and are recorded at fair market

PARTY CITY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share)

value, with a corresponding adjustment to general and administrative expenses. In conjunction with the Transaction, the options were cancelled and the CEO and President received payments equal to the difference between the fair value of the stock and the exercise prices of the options.

A summary of the changes in redeemable common securities for the year ended December 31, 2011 and the period from January 1, 2012 to July 27, 2012 follows:

	Redeemable
	Number of Rollover Stock Options	Number of Common Shares	Rollover Stock Options	Common Shares	Total Redeemable Common Securities
Predecessor:
Balance as of December 31, 2010	61.18	597.52	$1,542	$16,547	$18,089
Warrant exercise	0	544.75	0	15,090	15,090
Shares issued upon option exercise	(20.29)	68.22	(550)	2,001	1,451
Revaluation of remaining options/shares	0	0	116	2,193	2,309

Balance as of December 31, 2011	40.89	1,210.49	1,108	35,831	36,939
Revaluation of remaining options/shares	0	0	774	23,000	23,774

Balance as of July 27, 2012	40.89	1,210.49	$1,882	$58,831	$60,713

At July 28, 2012 there were 888.23 redeemable common securities outstanding at a fair value of $25,000 per share. There were no changes in redeemable common securities during the period from July 28, 2012 to December 31, 2012.

A summary of the changes in redeemable common securities for the year ended December 31, 2013 follows:

	Redeemable
	Number of Common Shares	Total Redeemable Common Securities
Successor:
Balance as of December 31, 2012	888.23	$22,205
Shares issued	151.00	3,775
Revaluation of remaining shares	0	(2,425)

Balance as of December 31, 2013	1,039.23	$23,555

During the year ended December 31, 2013, Party City Holdco issued 121 shares of redeemable common stock in conjunction with an acquisition and the sellers of the acquired entity became employees of the Company. Additionally, during the year ended December 31, 2013, an independent member of the Board of Directors purchased 30 shares of redeemable common stock.

On August 1, 2013, PC Nextco issued $350,000 of 8.75% notes at a 1% discount (see Note 8). The proceeds, net of expenses, were used to pay a dividend to the shareholders of PC Nextco’s parent, Party City Holdco.

PARTY CITY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share)

During the year ended December 31, 2013, based on a valuation model, the estimated fair value of the redeemable common securities increased by $8,058. Such increase was more than offset by the impact of the dividend, which decreased the fair value of such securities by $10,483.

Note 10 — Other Expense, net

	Year Ended December 31, 2013 (Successor)	Period from July 28, 2012 to December 31, 2012 (Successor)	Period from January 1, 2012 to July 27, 2012 (Predecessor)	Year Ended December 31, 2011 (Predecessor)
Other expense, net consists of the following:
Undistributed loss (income) in unconsolidated joint venture	$172	$(297)	$(128)	$(463)
Foreign currency loss (gain)	1,581	532	148	(280)
New Term Loan Credit Agreement amendment (See Note 8)	12,295	0	0	0
Transaction costs (see Note 5)	0	0	19,669	0
Corporate development expenses	2,960	351	2,395	2,147
Other, net	1,470	1,007	161	72

Other expense, net	$18,478	$1,593	$22,245	$1,476

Note 11 — Employee Benefit Plans

Certain subsidiaries of the Company maintain defined contribution plans for eligible employees. The plans require the subsidiaries to match from approximately 11% to 100% of voluntary employee contributions to the plans, not to exceed a maximum amount of the employee’s annual salary, ranging from 5% to 6%. Expense for the plans for the year ended December 31, 2013, the period from July 28, 2012 to December 31, 2012, the period from January 1, 2012 to July 27, 2012 and the year ended December 31, 2011 totaled $4,899, $2,286, $2,505, and $4,943, respectively.

Note 12 — Equity Incentive Plans

On May 1, 2004, the Company adopted the 2004 Equity Incentive Plan (the “2004 Plan”) under which the Company could grant incentive awards in the form of restricted and unrestricted common stock options to purchase shares of the Company’s common stock to certain directors, officers, employees and consultants of the Company and its affiliates.

Subsequent to the Transaction (see Note 5), Party City Holdco adopted the 2012 Omnibus Equity Incentive Plan (the “2012 Plan”) under which it can grant incentive awards in the form of stock appreciation rights, restricted stock and common stock options to certain directors, officers, employees and consultants of Party City Holdco and its affiliates. A committee of Party City Holdco’s Board of Directors, or the Board itself in the absence of a committee, is authorized to make grants and various other decisions under the 2012 Plan. The maximum number of shares reserved under the 2012 Plan is 3,706 shares.

During April 2013 and May 2013, 998 time-based stock options and 1,493 performance-based stock options were granted to employees and an independent director under the 2012 Plan. The options were originally exercisable at $25,000 per share. As a result of the August 2013 dividend distribution (see Note 8), in accordance with the terms of the 2012 Plan, the exercise prices of the options were adjusted to $14,913 per share.

PARTY CITY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share)

Prior to the Transaction (see Note 5), the Company had three types of options — rollover options, time-based options, and performance-based options, each of which is described below. At the time of the Transaction certain outstanding stock options became fully vested and employees holding such options received cash payments equal to the difference between the fair value of the Company’s stock and the exercise prices of the stock options. As a result, at such time, the Company recorded $2,149 of expense in general and administrative expenses in the Company’s consolidated statement of operations and comprehensive loss. Total stock-based compensation expense recorded during the period from January 1, 2012 to July 27, 2012 was $3,375. Any stock options that did not vest at the time of the Transaction were cancelled and no stock options were outstanding during the period from July 28, 2012 to December 31, 2012.

In December 2010, the Company’s Board of Directors declared a one-time cash dividend of $9,400 per share of outstanding common stock. In addition, the Board of Directors declared that holders of unvested options at the declaration date would receive a distribution of $9,400 per share when the options vested. At the time of the Transaction (see Note 5) certain outstanding stock options became fully vested and the Company made distributions in the amount of $16,148. The Company recorded a charge equal to such amount in general and administrative expenses in the Company’s consolidated statement of operations and comprehensive loss for the period from January 1, 2012 to July 27, 2012.

The stock option payments and payments in lieu of dividends are included in the decrease in accounts payable, accrued expenses and income taxes payable in the Company’s July 28, 2012 to December 31, 2012 consolidated statement of cash flows.

The three types of options, rollover options, time-based options, and performance-based options, are described below.

Rollover Options

In 2004, the Company’s CEO and its President exchanged vested options in the predecessor company for vested options to purchase common shares at $2,500 per share (the “Rollover Options”). Under ASC 805-30-30-11 Goodwill or Gain from Bargain Purchase, Including Consideration Transferred, vested options granted by the acquiring company in exchange for outstanding options of the target company should be considered part of the purchase transaction. The fair value is accounted for as part of the purchase price of the target company.

Since these options were vested immediately and could be exercised upon death or disability of the executives and put back to the Company, they were reflected as redeemable common securities on the Company’s consolidated balance sheet.

However, these options had an additional condition, whereby they could have been put back to the Company at fair market value upon retirement. Because the terms of the Rollover Options could extend beyond the retirement dates of these two executives, it was possible that they could exercise these options within six months of the specified retirement date and then put the immature shares back to the Company at retirement less than six months later. GAAP requires variable accounting for awards with puts that can be exercised within six months of the issuance of the shares.

Therefore, regardless of the probability of this occurrence, changes in market value of the shares were expensed as additional stock compensation because the put, even if not probable, was within the control of the employee.

During the period from January 1, 2012 to July 27, 2012 and the year ended December 31, 2011, increases in the valuation of the rollover options resulted in charges of $775 and $116, respectively.

PARTY CITY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share)

Time-based options

The Company grants time-based options to key eligible employees and outside directors. In conjunction with the options, the Company recorded compensation expense of $2,137, $0, $1,747, and $1,281 during the year ended December 31, 2013, the period from July 28, 2012 to December 31, 2012, the period from January 1, 2012 to July 27, 2012 and the year ended December 31, 2011, respectively. The fair value of time-based options granted during 2013 was estimated on the grant date using a Black-Scholes option valuation model based on the assumptions in the following table:

Expected dividend rate	0%
Risk-free interest rate	1.03% to 2.07%
Volatility	35.00%
Expected option term	6.2 years – 6.5 years
Forfeiture rate	13.4%

Due to the fact that the Company’s stock is not publicly traded, the Company determined volatility based on the average historical volatility of guideline companies. As there is not sufficient historical exercise data to provide a reasonable basis for determining the expected term, the Company estimated the expected term using the “simplified” method. The Company based its estimated forfeiture rate on historical forfeitures for time-based options that were granted by the Company between 2004 and 2012 as the number of options given to each of the various levels of management is principally consistent with historical grants and forfeitures are expected to be materially consistent with past experience.

The time-based options that were granted during April 2013 vested 20% on July 27, 2013 and vest 20% each July 27th thereafter. The other time-based options that were granted during 2013 vest 20% on each anniversary date. All time-based options become fully vested in the event of a change-in-control. The Company records compensation expense for such options on a straight-line basis.

Performance-based options

The Company also grants performance-based stock options to key employees and independent directors. For performance-based options, vesting is contingent upon a change-in-control and the achievement of specified investment returns for the Company’s shareholders. Since a change-in-control cannot be assessed as probable before it occurs, no compensation expense has been recorded for the performance-based options that were granted during the year ended December 31, 2013. During the period from January 1, 2012 to July 27, 2012, the Company recorded $853 of compensation expense related to performance-based options that were granted up until the time of the Transaction.

The following table summarizes the changes in outstanding stock options for the year ended December 31, 2011, the period from January 1, 2012 to July 27, 2012 and the year ended December 31, 2013. There was no activity during the period from July 28, 2012 to December 31, 2012.

PARTY CITY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share)

	Options	Average Exercise Price	Average Fair Value of Time-Based Options at Grant Date	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (Years)
Predecessor:
Outstanding at December 31, 2010	3,122.25	$14,350
Granted	689.00	29,148	$7,179
Exercised	(70.99)	17,549
Forfeited	(41.99)	27,897

Outstanding at December 31, 2011	3,698.27	17,137
Granted	10.00	42,000	10,254
Exercised	(3,295.58)	15,803
Forfeited	(412.69)	28,392

Outstanding at July 27, 2012	0.00

Successor:
Outstanding at December 31, 2012	0.00

Granted	2,583.00	14,916	8,830
Exercised	0	0
Forfeited	(36.00)	14,913

Outstanding at December 31, 2013	2,547.00	14,916		$19,739	9.2

Exercisable at December 31, 2013	187.60	14,913		1,454	9.2

Expected to vest (excluding performance-based options)	831.40	14,917		6,443	9.2

During April 2013 and May 2013, time-based stock options and performance-based stock options were granted to employees and an independent director under the 2012 Plan. The options were originally exercisable at $25,000 per share. As a result of the August 2013 dividend distribution (see Note 8), in accordance with the terms of the 2012 Plan, the exercise prices of the options were adjusted to $14,913 per share. The exercise prices in the table above represent the adjusted amounts.

The intrinsic value of options exercised was $0, $0, $108,364, and $831 for the year ended December 31, 2013, the period from July 28, 2012 to December 31, 2012, the period from January 1, 2012 to July 27, 2012 and the year ended December 31, 2011, respectively. The fair value of options vested was $1,676, $0, $2,632, and $789 during the year ended December 31, 2013, the period July 28, 2012 to December 31, 2012, the period from January 1, 2012 to July 27, 2012 and the year ended December 31, 2011, respectively.

PARTY CITY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share)

Note 13 — Income Taxes

A summary of domestic and foreign income (loss) before income taxes and including noncontrolling interest follows:

	Year Ended December 31, 2013 (Successor)	Period from July 28, 2012 to December 31, 2012 (Successor)	Period from January 1, 2012 to July 27, 2012 (Predecessor)	Year Ended December 31, 2011 (Predecessor)
Domestic	$8,101	$(7,128)	$(11,128)	$113,697
Foreign	5,197	222	(3,471)	8,454

Total	$13,298	$(6,906)	$(14,599)	$122,151

The income tax expense (benefit) consisted of the following:

	Year Ended December 31, 2013 (Successor)	Period from July 28, 2012 to December 31, 2012 (Successor)	Period from January 1, 2012 to July 27, 2012 (Predecessor)	Year Ended December 31, 2011 (Predecessor)
Current:
Federal	$19,787	$18,309	$(5,345)	$30,869
State	2,782	622	433	6,586
Foreign	3,530	1,910	1,492	3,078

Total current expense (benefit)	26,099	20,841	(3,420)	40,533
Deferred:
Federal	(19,519)	(19,611)	6,077	4,852
State	(5,675)	(1,470)	(904)	365
Foreign	(405)	(1,082)	(1,350)	(9)

Total deferred (benefit) expense	(25,599)	(22,163)	3,823	5,208

Income tax expense (benefit)	$500	$(1,322)	$403	$45,741

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

PARTY CITY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share)

Deferred income tax assets and liabilities consisted of the following:

	December 31,
	2013	2012
Current deferred income tax assets:
Inventory valuation	$9,190	$(3,107)
Allowance for doubtful accounts	737	228
Accrued liabilities	4,629	7,765
Deferred foreign intercompany profit	1,259	1,130
Tax loss carryforwards	10,177	2,488
Tax credit carryforwards	2,067	2,157

Current deferred income tax assets before valuation allowances	28,059	10,661
Less: valuation allowances	(5,335)	(3,774)

Current deferred income tax assets, net (included in prepaid expenses and other current assets)	$22,724	$6,887

Non-current deferred income tax liabilities, net:
Property, plant and equipment	$17,155	$28,012
Intangible assets	219,147	221,081
Amortization of goodwill and other assets	78,685	86,908
Foreign earnings expected to be repatriated	4,546	3,572
Other	(1,360)	715

Non-current deferred income tax liabilities, net	$318,173	$340,288

Management assesses the available positive and negative evidence to estimate if sufficient taxable income will be generated to realize existing deferred tax assets. On the basis of this evaluation, as of December 31, 2013 and December 31, 2012, valuation allowances in the amounts of $3,281 and $1,720, respectively, were established for United Kingdom (“U.K.”) net operating loss carryforwards, which do not expire. In addition to such allowances, at both December 31, 2013 and December 31, 2012, an additional valuation allowance of $2,054 was established on the Company’s foreign tax credit carryforwards, which expire in 2021, based on a projection of foreign sourced income which limits the Company’s ability to utilize the credits.

The difference between the Company’s effective income tax rate and the U.S. statutory income tax rate is as follows:

	Year Ended December 31, 2013 (Successor)	Period from July 28, 2012 to December 31, 2012 (Successor)	Period from January 1, 2012 to July 27, 2012 (Predecessor)	Year Ended December 31, 2011 (Predecessor)
Tax provision at U.S. statutory income tax rate	35.0%	35.0%	35.0%	35.0%
State income tax, net of federal income tax benefit	(25.4)	7.9	2.4	3.5
Domestic production activities deduction	(9.8)	11.8	(15.8)	(1.8)
Deferred tax adjustments	(5.2)	0	(1.5)	0
Non-deductible transaction costs	2.8	0	(13.4)	0
Foreign net operating losses not benefited	12.5	(10.7)	(8.7)	0
U.S. — foreign rate differential	(2.5)	(23.1)	(0.5)	0.2
Other	(3.6)	(1.8)	(0.3)	0.5

Effective income tax rate	3.8%	19.1%	(2.8)%	37.4%

PARTY CITY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share)

State income tax: During 2013, the Company recorded a $2,247 state income tax benefit principally due to a reduction in a deferred income tax liability on trade names, which was caused by the impact of apportionment changes on future state income taxes. Additionally, during 2013, the Company recorded a state income tax credit in the amount of $1,441 due to a write-off of a deferred tax liability related to state bonus depreciation.

Deferred tax adjustments: During 2013, the Company wrote-off deferred tax liabilities related primarily to deferred finance charges and the federal deduction for state taxes. During the period from January 1, 2012 to July 27, 2012 the Company established a full valuation allowance on its foreign tax credit carryforwards. Additionally, the Company wrote-off a deferred tax liability related to the federal deduction for state taxes and it wrote-off a deferred tax asset related to deferred rent.

U.S. — foreign rate differential: During 2013 and the periods from July 28, 2012 to December 31, 2012 and January 1, 2012 to July 27, 2012, the U.S. tax effect on foreign earnings which are expected to be remitted in the future was provided, without consideration of offsetting foreign tax credits, due to projected future foreign source income being insufficient to utilize any available foreign tax credits.

As of December 31, 2013, the Company had $6,235 of tax-effected net operating loss carryforwards in the U.S. primarily due to the acquisition of iParty (see Note 5), which expire primarily in 2020. Additionally, at December 31, 2013, the Company had tax-effected net operating loss carryforwards in the U.K. and Canada in the amounts of $3,281 (which do not expire) and $661 (which begin to expire in 2031), respectively. As of December 31, 2012, the Company had tax-effected net operating loss carryforwards in the U.K. and Canada of $1,720 and $768, respectively. The Company has established a full valuation allowance on loss carryforwards in the U.K. and it expects the net operating loss carryforwards in Canada to be fully realizable.

Certain costs related to the Transaction are non-deductible. See Note 5 for further discussion of such costs.

Other differences between the effective income tax rate and the federal statutory income tax rate are composed primarily of favorable permanent differences related to inventory contributions, offset by non-deductible meals and entertainment expenses and, in 2011, offset by the settlement of an IRS audit of the Company’s 2008 and 2009 federal income tax returns.

The Company continuously challenges whether foreign earnings are permanently reinvested. During 2013, the Company recorded a $1,723 benefit due to changes in the estimated foreign earnings which will be repatriated to more closely match actual experience. Such amount is included in “U.S. — foreign rate differential” in the table above.

At December 31, 2013 and 2012, the Company’s share of the cumulative undistributed earnings of any foreign subsidiaries whose earnings are considered permanently reinvested was approximately $27,076 and $22,764, respectively. No provision has been made for U.S. or additional foreign taxes on the undistributed earnings of these subsidiaries as such earnings have been reinvested indefinitely in the subsidiaries’ operations. It is not practical to estimate the amount of additional tax that might be payable on these foreign earnings in the event of a distribution or sale as the Company cannot estimate the ratio of foreign sourced income to taxable income at the time of such event. However, there are approximately $16 million of foreign taxes paid that relate to these earnings if they were ever repatriated.

The Company and its subsidiaries file a U.S. federal income tax return, and over 100 state, city, and foreign tax returns.

PARTY CITY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share)

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits:

	Year Ended December 31, 2013 (Successor)	Period from July 28, 2012 to December 31,2012 (Successor)	Period from January 1, 2012 to July 27, 2012 (Predecessor)	Year Ended December 31, 2011 (Predecessor)
Balance as of beginning of period	$529	$492	$492	$831
Increases related to current period tax positions	0	163	0	49
Increases related to prior period tax positions	0	0	0	0
Decrease related to settlements	0	0	0	(253)
Decreases related to lapsing of statutes of limitations	(244)	(126)	0	(135)

Balance as of end of period	$285	$529	$492	$492

The Company’s total net unrecognized tax benefits that, if recognized, would impact the Company’s effective tax rate were $285 and $443 at December 31, 2013 and 2012, respectively. It is reasonably possible that a reduction of uncertain tax positions of $92 may occur prior to December 31, 2014, upon the expiration of the period to assess tax in various federal, state and foreign taxing jurisdictions.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company has accrued $37 and $67 for the potential payment of interest and penalties at December 31, 2013 and 2012, respectively. During the year ended December 31, 2013, the period from July 28, 2012 to December 31, 2012, the period from January 1, 2012 to July 27, 2012 and the year ended December 31, 2011, the Company recorded income tax (credits) expense of ($30), $10, ($29), and ($42), respectively, related to interest and penalties.

For federal income tax purposes, the years 2010 through 2013 are open to examination at December 31, 2013. For non-U.S. income tax purposes, tax years from 2006 through 2013 remain open. Lastly, the Company is open to state and local income tax examinations for the tax years 2009 through 2013.

Note 14 — Commitments, Contingencies and Related Party Transactions

Lease Agreements

The Company has non-cancelable operating leases for its numerous retail store sites, as well as for its corporate offices, certain distribution and manufacturing facilities, showrooms, and warehouse equipment that expire on various dates, principally through 2025. These leases generally contain renewal options and require the Company to pay real estate taxes, utilities and related insurance.

At December 31, 2013, future minimum lease payments under all operating leases consisted of the following:

Future Minimum Operating Lease Payments
2014	$137,580
2015	122,841
2016	109,218
2017	94,168
2018	73,168
Thereafter	181,872

$718,847

PARTY CITY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share)

The Company is also an assignor with contingent lease liability for four stores sold to franchisees and other parties. The potential contingent lease obligations continue until the applicable leases expire in 2018. The maximum amount of the contingent lease obligations may vary, but is limited to the sum of the total amount due under the leases. At December 31, 2013, the maximum amount of the contingent lease obligations was approximately $1,879 and is not included in the table above as such amount is contingent upon certain events occurring, which management has not assessed as probable or estimable at this time.

The future minimum lease payments included in the above table also do not include contingent rent based upon sales volumes or other variable costs, such as maintenance, insurance and taxes.

Rent expense for the year ended December 31, 2013, the period from July 28, 2012 to December 31, 2012, the period from January 1, 2012 to July 27, 2012 and the year ended December 31, 2011, was $200,544, $86,642, $95,100 and $167,791, respectively, and included immaterial amounts of rent expense related to contingent rent.

Product Royalty Agreements

The Company has entered into product royalty agreements, with various licensors of copyrighted and trademarked characters and designs, which are used on the Company’s products, which require royalty payments based on sales of the Company’s products, and, in some cases, include annual minimum royalties.

At December 31, 2013, the Company’s commitment to pay future minimum product royalties was as follows:

Future Minimum Royalty Payments
2014	$22,948
2015	20,699
2016	11,184
2017	3,460
2018	0
Thereafter	0

$58,291

Product royalty expense for the year ended December 31, 2013, the period from July 28, 2012 to December 31, 2012, the period from January 1, 2012 to July 27, 2012 and the year ended December 31, 2011, was $30,968, $13,729, $13,040 and $16,812, respectively.

During December 2009, the Company entered into a product purchase agreement with a vendor which requires the Company to purchase $9,000 of products annually through 2015. Additionally, during July 2012, the Company entered into an agreement which requires the Company to spend a minimum of $5,000 on advertising during the three year period ended July 2015.

Legal Proceedings

The Company is a party to certain claims and litigation in the ordinary course of business. The Company does not believe that any of these proceedings will result, individually or in the aggregate, in a material adverse effect upon its financial condition or future results of operations.

PARTY CITY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share)

Related Party Transactions

At the time of the Transaction (see Note 5), the Company entered into a management agreement with THL and Advent under which THL and Advent will provide advice to the Company on, among other things, financing, operations, acquisitions and dispositions. Under the agreement, THL and Advent are paid, in aggregate, an annual management fee in the amount of the greater of $3,000 or 1.0% of Adjusted EBITDA, as defined in the Company’s debt agreements. THL and Advent received annual management fees in the amounts of $2,233 and $767, respectively, during the year ended December 31, 2013. THL and Advent received annual management fees in the amounts of $961 and $331, respectively, during the period from July 28, 2012 to December 31, 2012. Such amounts were recorded in general and administrative expenses in the Company’s consolidated statement of operations and comprehensive loss. Additionally, at the time of the Transaction, the Company paid THL and Advent a non-recurring $20,000 fee for certain services that were performed in conjunction with the execution of the Transaction, including the obtaining of new financing. As the amount related to services performed for Party City Holdco and Merger Sub prior to the Transaction, such amount was not recorded as expense in the Company’s Predecessor financial statements and, instead, was recorded as a reduction to stockholders’ equity in the Company’s consolidated financial statements. Additionally, as long as THL and Advent receive annual management fees, they will advise the Company in connection with financing, acquisition and disposition transactions and the Company will pay a fee for services rendered in connection with each such transaction in an amount up to 1% of the gross transaction value. The management agreement expires on its tenth anniversary. In the case of an initial public offering or a change in control, as defined in Party City Holdco’s stockholders’ agreement, at the time of such event the Company must pay THL and Advent the net present value of the remaining annual management fees that are payable over the agreement’s ten year term.

Note 15 — Segment Information

Industry Segments

The Company has two identifiable business segments. The Wholesale segment designs, manufactures, contracts for manufacture and distributes party goods, including paper and plastic tableware, metallic and latex balloons, accessories, novelties, gifts, stationery and Halloween costumes throughout the world. The Retail segment operates specialty retail party supply stores in the United States and Canada, principally under the names Party City and Halloween City, and it operates e-commerce websites, principally through the domain name partycity.com. The Retail segment also franchises both individual stores and franchise areas throughout the United States and Puerto Rico, principally under the name Party City.

PARTY CITY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share)

The Company’s industry segment data for the year ended December 31, 2013, the period from July 28, 2012 to December 31, 2012, the period from January 1, 2012 to July 27, 2012 and the year ended December 31, 2011 are as follows:

	Wholesale	Retail	Consolidated
Year Ended December 31, 2013 (Successor)
Revenues:
Net sales	$1,080,740	$1,433,522	$2,514,262
Royalties and franchise fees	0	18,841	18,841

Total revenues	1,080,740	1,452,363	2,533,103
Eliminations	(487,990)	0	(487,990)

Net revenues	$592,750	$1,452,363	$2,045,113

Income from operations	$65,997	$95,605	$161,602

Interest expense, net			129,826
Other expense, net			18,478

Income before income taxes			$13,298

Depreciation and amortization	$40,789	$53,835	$94,624
Capital expenditures	$15,796	$45,445	$61,241
Total assets	$1,060,862	$2,258,712	$3,319,574

	Wholesale	Retail	Consolidated
Period from July 28 to December 31, 2012 (Successor)
Revenues:
Net sales	$510,277	$699,272	$1,209,549
Royalties and franchise fees	0	9,312	9,312

Total revenues	510,277	708,584	1,218,861
Eliminations	(245,219)	0	(245,219)

Net revenues	$265,058	$708,584	$973,642

Income from operations	$18,681	$38,068	$56,749

Interest expense, net			62,062
Other expense, net			1,593

Loss before income taxes			$(6,906)

Depreciation and amortization	$19,827	$30,010	$49,837
Capital expenditures	$5,042	$11,334	$16,376
Total assets	$1,028,329	$2,254,990	$3,283,319

PARTY CITY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share)

	Wholesale	Retail	Consolidated
Period from January 1 to July 27, 2012 (Predecessor)
Revenues:
Net sales	$512,473	$613,089	$1,125,562
Royalties and franchise fees	0	9,281	9,281

Total revenues	512,473	622,370	1,134,843
Eliminations	(194,659)	0	(194,659)

Net revenues	$317,814	$622,370	$940,184

Income from operations	$44,719	$4,897	$49,616

Interest expense, net			41,970
Other expense, net			22,245

Loss before income taxes			$(14,599)

Depreciation and amortization	$11,849	$22,066	$33,915
Capital expenditures	$6,859	$22,005	$28,864

	Wholesale	Retail	Consolidated
Year Ended December 31, 2011 (Predecessor)
Revenues:
Net sales	$940,073	$1,267,964	$2,208,037
Royalties and franchise fees	0	19,106	19,106

Total revenues	940,073	1,287,070	2,227,143
Eliminations	(355,168)	0	(355,168)

Net revenues	$584,905	$1,287,070	$1,871,975

Income from operations	$92,228	$109,142	$201,370

Interest expense, net			77,743
Other expense, net			1,476

Income before income taxes			$122,151

Depreciation and amortization	$22,274	$37,357	$59,631
Capital expenditures	$13,159	$31,324	$44,483

PARTY CITY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share)

Geographic Segments

Export sales of metallic balloons of $20,140, $10,196, $11,517 and $21,344 during the year ended December 31, 2013, the period from July 28, 2012 to December 31, 2012, the period from January 1, 2012 to July 27, 2012 and the year ended December 31, 2011, respectively, are included in domestic sales below. Intercompany sales between geographic areas primarily consist of sales of finished goods and are made at cost plus a share of operating profit.

The Company’s geographic area data are as follows:

	Domestic	Foreign	Eliminations	Consolidated
Year Ended December 31, 2013 (Successor)
Revenues:
Net sales to unaffiliated customers	$1,756,375	$269,897	$0	$2,026,272
Net sales between geographic areas	34,146	54,996	(89,142)	0

Net sales	1,790,521	324,893	(89,142)	2,026,272
Royalties and franchise fees	18,841	0	0	18,841

Total revenues	$1,809,362	$324,893	$(89,142)	$2,045,113

Income from operations	$159,481	$2,121	$0	$161,602

Interest expense, net				129,826
Other expense, net				18,478

Income before income taxes				$13,298

Depreciation and amortization	$89,840	$4,784		$94,624

Total long-lived assets (excluding goodwill, trade names and other intangible assets, net)	$269,288	$22,935		$292,223

Total assets	$3,347,666	$318,971	$(347,063)	$3,319,574

	Domestic	Foreign	Eliminations	Consolidated
Period from July 28 to December 31, 2012 (Successor)
Revenues:
Net sales to unaffiliated customers	$848,303	$116,027	$0	$964,330
Net sales between geographic areas	16,298	19,136	(35,434)	0

Net sales	864,601	135,163	(35,434)	964,330
Royalties and franchise fees	9,312	0	0	9,312

Total revenues	$873,913	$135,163	$(35,434)	$973,642

Income from operations	$54,333	$2,652	$(236)	$56,749

Interest expense, net				62,062
Other expense, net				1,593

Loss before income taxes				$(6,906)

Depreciation and amortization	$47,906	$1,931		$49,837

Total long-lived assets (excluding goodwill, trade names and other intangible assets, net)	$289,802	$19,407		$309,209

Total assets	$3,435,132	$295,557	$(447,370)	$3,283,319

PARTY CITY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share)

	Domestic	Foreign	Eliminations	Consolidated
Period from January 1 to July 27, 2012 (Predecessor)
Revenues:
Net sales to unaffiliated customers	$808,171	$122,732	$0	$930,903
Net sales between geographic areas	18,484	15,998	(34,482)	0

Net sales	826,655	138,730	(34,482)	930,903
Royalties and franchise fees	9,281	0	0	9,281

Total revenues	$835,936	$138,730	$(34,482)	$940,184

Income (loss) from operations	$53,679	$(3,261)	$(802)	$49,616

Interest expense, net				41,970
Other expense, net				22,245

Loss before income taxes				$(14,599)

Depreciation and amortization	$31,462	$2,453		$33,915

	Domestic	Foreign	Eliminations	Consolidated
Year Ended December 31, 2011 (Predecessor)
Revenues:
Net sales to unaffiliated customers	$1,619,572	$233,297	$0	$1,852,869
Net sales between geographic areas	28,321	12,304	(40,625)	0

Net sales	1,647,893	245,601	(40,625)	1,852,869
Royalties and franchise fees	19,106	0	0	19,106

Total revenues	$1,666,999	$245,601	$(40,625)	$1,871,975

Income from operations	$192,490	$8,883	$(3)	$201,370

Interest expense, net				77,743
Other expense, net				1,476

Income before income taxes				$122,151

Depreciation and amortization	$55,487	$4,144		$59,631

Note 16 — Quarterly Results (Unaudited)

Despite a concentration of holidays in the fourth quarter of the year, as a result of the Company’s expansive product lines and customer base and increased promotional activities, the impact of seasonality on the quarterly results of the Company’s wholesale operations has been limited. However, due to Halloween and Christmas, the inventory balances of the Company’s wholesale operations are slightly higher during the third quarter than during the remainder of the year. Additionally, the promotional activities of the Company’s wholesale business, including special dating terms, particularly with respect to Halloween products sold to retailers and other distributors, result in slightly higher accounts receivable balances during the third quarter. The Company’s retail operations are subject to significant seasonal variations. Historically, the Company’s retail operations have realized a significant portion of their revenues, cash flow and net income in the fourth quarter of the year, principally due to Halloween sales in October and, to a lesser extent, year-end holiday sales.

PARTY CITY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share)

The following table sets forth our historical revenues, gross profit, income (loss) from operations, net income (loss) and net income (loss) attributable to Party City Holdings Inc. for each of the following periods:

	For the Three Months Ended, (Successor)
	March 31,		June 30,		September 30,		December 31,
2013:
Revenues:
Net sales	$397,655		$441,976		$483,585		$703,056
Royalties and franchise fees	3,893		4,253		3,815		6,880
Gross profit	130,457	(a)	154,599	(a)	160,902	(a)	321,126	(a)
Income from operations	4,171	(a)	14,598	(a)	10,737	(a)	132,096	(a)(c)
Net (loss) income	(27,100	)(a)(b)	(12,525	)(a)	(10,552	)(a)	62,975	(a)(c)
Net (loss) income attributable to Party City Holdings Inc.	(27,213	)(a)(b)	(12,591	)(a)	(10,597	)(a)	62,975	(a)(c)

	For the Three Months Ended March 31, (Predecessor)	For the Three Months Ended June 30, (Predecessor)	For the period from July 1, to July 27, (Predecessor)		For the period from July 28, to September 30, (Successor)		For the Three Months Ended December 31, (Successor)
2012:
Revenues:
Net sales	$379,281	$429,440	$122,182		$324,525		$639,805
Royalties and franchise fees	3,796	4,440	1,045		2,797		6,515
Gross profit	142,657	169,592	44,606		77,017	(a)	250,903	(a)
Income (loss) from operations	21,157	44,729	(16,270	)(d)	(28,676	)(a)	85,425	(a)
Net income (loss)	2,084	16,042	(33,128	)(e)	(30,550	)(a)	24,966	(a)
Net income (loss) attributable to Party City Holdings Inc.	2,044	15,991	(33,133	)(e)	(30,611	)(a)	24,967	(a)

(a)	As a result of the Transaction (see Note 5), the Company applied the acquisition method of accounting and increased the value of its inventory by $89,754 as of July 28, 2012. Such adjustment increased the Company’s cost of sales during the fourth quarter of 2013, the third quarter of 2013, the second quarter of 2013, the first quarter of 2013, the fourth quarter of 2012 and the period from July 28, 2012 to September 30, 2012 by $3,250, $2,616, $8,535, $10,828, $30,821 and $27,805, respectively, as the related inventory was sold.
(b)	As a result of an amendment to the New Term Loan Credit Agreement during the first quarter of 2013, the Company recorded $12,295 in other expense. See Note 8 for further discussion.
(c)	Includes a $7,500 impairment charge for the Halloween City trade name (see Note 6).
(d)	Includes: $8,383 of compensation expense related to the Transaction (see Note 5), $2,149 of stock-based compensation expense related to the Transaction and $16,148 of expense for payments in lieu of dividends.
(e)	Includes: $28,052 of costs related to the Transaction (see Note 5), principally bankers fees and compensation costs, $2,149 of stock-based compensation expense related to the Transaction and $16,148 of expense for payments in lieu of dividends.

Note 17 — Fair Value Measurements

The provisions of ASC Topic 820, “Fair Value Measurement”, define fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous

PARTY CITY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share)

market for the asset or liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 established a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

The following table shows assets and liabilities as of December 31, 2013 (Successor) that are measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total as of December 31, 2013
Derivative assets	0	$0	0	$0
Derivative liabilities	0	(597)	0	(597)

The following table shows assets and liabilities as of December 31, 2012 (Successor) that are measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total as of December 31, 2012
Derivative assets	0	$27	0	$27
Derivative liabilities	0	(63)	0	(63)

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record other assets and liabilities at fair value on a nonrecurring basis, generally as a result of impairment charges.

The carrying amounts for cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximated fair value at December 31, 2013 because of the short-term maturities of the instruments and/or their variable rates of interest.

The carrying amount and fair value of the Company’s borrowings under the New Term Loan Credit Agreement and New Senior Notes are as follows:

	December 31, 2013
	Carrying Amount	Fair Value
New Term Loan Credit Agreement	$1,097,561	$1,117,523
New Senior Notes	700,000	787,500

PARTY CITY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share)

The fair value of the New Senior Notes represents a Level 1 fair value measurement as the notes trade in an active market. The fair value of the New Term Loan Credit Agreement represents a Level 2 fair value measurement as the debt instrument trades in an inactive market.

The carrying amounts for other long-term debt approximated fair value at December 31, 2013 based on the discounted future cash flow of each instrument at rates currently offered for similar debt instruments of comparable maturity.

Note 18 — Derivative Financial Instruments

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

Interest Rate Risk Management

As part of the Company’s risk management strategy, the Company periodically uses interest rate swap agreements to hedge the variability of cash flows on floating rate debt obligations. Accordingly, interest rate swap agreements are reflected in the consolidated balance sheets at fair value and the related gains and losses on these contracts are deferred in stockholders’ equity and recognized in interest expense over the same period in which the related interest payments being hedged are recognized in income. The fair value of an interest rate swap agreement is the estimated amount that the counterparty would receive or pay to terminate the swap agreement at the reporting date, taking into account current interest rates and the current creditworthiness of the swap counterparty. The Company did not utilize interest rate swap agreements during 2013.

Foreign Exchange Risk Management

A portion of the Company’s cash flows is derived from transactions denominated in foreign currencies. In order to reduce the uncertainty of foreign exchange rate movements on transactions denominated in foreign currencies, including the British Pound Sterling, the Euro, the Malaysian Ringgit, the Canadian Dollar and the Australian Dollar, the Company enters into foreign exchange contracts with major international financial institutions. These forward contracts, which typically mature within one year, are designed to hedge anticipated foreign currency transactions, primarily inventory purchases and sales. For contracts that qualify for hedge accounting, the terms of the foreign exchange contracts are such that cash flows from the contracts should be highly effective in offsetting the expected cash flows from the underlying forecasted transactions.

The foreign currency exchange contracts are reflected in the consolidated balance sheets at fair value. The fair value of the foreign currency exchange contracts is the estimated amount that the counterparties would receive or pay to terminate the foreign currency exchange contracts at the reporting date, taking into account current foreign exchange spot rates. At December 31, 2013 and 2012, the Company has foreign currency exchange contracts that qualify for hedge accounting. No components of these agreements are excluded in the measurement of hedge effectiveness. As these hedges are 100% effective, there is no current impact on earnings due to hedge ineffectiveness. The Company anticipates that substantially all unrealized gains and losses in accumulated other comprehensive income (loss) related to these foreign currency exchange contracts will be reclassified into earnings by June 2015.

PARTY CITY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share)

The following table displays the fair values and notional amounts of the Company’s derivatives at December 31, 2013 and December 31, 2012:

	Notional Amounts		Derivative Assets						Derivative Liabilities
Derivative Instrument	December 31, 2013	December 31, 2012	Balance Sheet Line		Fair Value	Balance Sheet Line		Fair Value	Balance Sheet Line		Fair Value	Balance Sheet Line		Fair Value
			December 31, 2013			December 31, 2012			December 31, 2013			December 31, 2012
Foreign Exchange Contracts	$33,250	$20,120	(a	)PP	$0	(a	)PP	$27	(b	)AE	$597	(b	)AE	$63

(a)	PP = Prepaid expenses and other current assets
(b)	AE = Accrued expenses

Note 19 — Changes in Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income attributable to Party City Holdings Inc. consisted of the following:

	Year Ended December 31, 2013
	Foreign Currency Adjustments	Impact of Foreign Exchange Contracts, Net of Taxes	Total, Net of Taxes
Balance at December 31, 2012	$6,425	$(225)	$6,200
Other comprehensive loss before reclassifications, net of income tax benefit of $0, $180 and $180	(48)	(306)	(354)
Amounts reclassified from accumulated other comprehensive income, net of income tax benefit of $0, $118 and $118	0	201	201

Net current-period other comprehensive loss	(48)	(105)	(153)
Acquisition of noncontrolling interest	(639)	0	(639)

Balance at December 31, 2013	$5,738	$(330)	$5,408

Note 20 — Subsequent Events

During February 2014, the New Term Loan Credit Agreement was amended. All term loans outstanding at the time of the amendment were replaced with new term loans for the same principal amount. The applicable margin for ABR borrowings was lowered from 2.25% to 2.00% and the applicable margin for LIBOR borrowings was lowered from 3.25% to 3.00%. The amended agreement provides for two pricing options: (i) an ABR for any day, a rate per annum equal to the greater of (a) Deutsche Bank’s prime rate in effect on such day, (b) the federal funds effective rate in effect on such day plus 1/2 of 1%, (c) the adjusted LIBOR rate plus 1% and (d) 2.00% or (ii) the LIBOR rate, adjusted for certain additional costs, with a LIBOR floor of 1.00%, in each case plus the applicable margin. The amendment provides that the term loans are subject to a 1.00% prepayment premium if prepaid, refinanced, substituted or otherwise replaced, or the terms of which are amended, in connection with certain repricing transactions occurring within six months from the date of the amendment. Otherwise, the term loans may be voluntarily prepaid at any time without premium or penalty, other than customary breakage costs with respect to loans based on the LIBOR rate.

PARTY CITY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share)

Note 21 — Condensed Consolidating Financial Information

Borrowings under the New ABL Facility, the New Term Loan Credit Agreement and the New Senior Notes are guaranteed jointly and severally, fully and unconditionally, by the following 100%-owned domestic subsidiaries of the Company (collectively, “the Guarantors”):

•	Amscan Inc.

•	Am-Source, LLC

•	Anagram Eden Prairie Property Holdings LLC

•	Anagram International, Inc.

•	Anagram International Holdings, Inc.

•	Party City Corporation

•	Trisar, Inc.

Non-guarantor subsidiaries (collectively, “Non-guarantors”) include the following:

•	Amscan Asia International Ltd.

•	Amscan de Mexico, S.A. de C.V.

•	Amscan Distributors (Canada) Ltd.

•	Amscan Europe GmbH

•	Amscan Holdings Limited

•	Amscan International Ltd.

•	Amscan Japan Co., Ltd.

•	Amscan Party Goods Pty. Ltd.

•	Amscan Partyartikel GmbH

•	Anagram Espana, S.L.

•	Anagram France S.C.S.

•	Anagram International Inc.

•	Christy’s Asia, Ltd.

•	Christy’s By Design, Ltd.

•	Christy’s Dressup, Ltd.

•	Christy’s Garments and Accessories, Ltd.

•	Convergram de Mexico S. de R.L.

•	Delights Ltd.

•	Everts International, Ltd.

•	Everts Malaysia SDN BHD

PARTY CITY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share)

•	Party Balloons Int. GmbH

•	Party City Canada Inc.

•	Party Delights Ltd.

•	Riethmueller (Polska) Sp z.o.o.

The following information presents condensed consolidating balance sheets at December 31, 2013 (“Successor”) and 2012 (“Successor”), the condensed consolidating statements of operations and comprehensive income (loss) for the year ended December 31, 2013 (“Successor”), the periods from July 28, 2012 to December 31, 2012 (“Successor”) and January 1, 2012 to July 27, 2012 (“Predecessor”) and the year ended December 31, 2011 (“Predecessor”), and the related condensed consolidating statements of cash flows for the year ended December 31, 2013 (“Successor”), the periods from July 28, 2012 to December 31, 2012 (“Successor”) and January 1, 2012 to July 27, 2012 (“Predecessor”) and the year ended December 31, 2011 (“Predecessor”), for the combined Guarantors and the combined Non-guarantors, together with the elimination entries necessary to consolidate the entities comprising the combined companies.

PARTY CITY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2013 (Successor)

(Dollars in thousands, except per share)

	PCHI	Combined Guarantors	Combined Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$0	$16,182	$9,305	$0	$25,487
Accounts receivable , net	0	92,015	47,524	0	139,539
Inventories, net	0	459,313	65,048	0	524,361
Prepaid expenses and other current assets	0	63,719	12,989	0	76,708

Total current assets	0	631,229	134,866	0	766,095
Property, plant and equipment, net	0	212,696	22,450	0	235,146
Goodwill	0	1,484,980	76,727	0	1,561,707
Trade names	0	556,000	14,141	0	570,141
Other intangible assets, net	0	127,553	1,855	0	129,408
Investment in and advances to consolidated subsidiaries	658,325	0	387	(658,712)	0
Due from affiliates	1,555,471	118,831	68,060	(1,741,971)	391
Other assets, net	40,937	15,264	485	0	56,686

Total assets	$2,254,733	$3,146,553	$318,971	$(2,400,683)	$3,319,574

LIABILITIES, REDEEMABLE COMMON SECURITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	$34,800	$0	$1,247	$0	$36,047
Accounts payable	0	128,964	21,818	0	150,782
Accrued expenses	31,290	99,425	14,962	0	145,677
Income taxes payable	(44,946)	61,054	762	0	16,870
Due to affiliates	0	1,637,377	104,981	(1,742,358)	0
Current portion of long-term obligations	7,250	6,055	147	0	13,452

Total current liabilities	28,394	1,932,875	143,917	(1,742,358)	362,828
Long-term obligations, excluding current portion	1,399,454	388,724	68	0	1,788,246
Deferred income tax liabilities	0	317,942	231	0	318,173
Deferred rent and other long-term liabilities	3	21,869	1,573	0	23,445

Total liabilities	1,427,851	2,661,410	145,789	(1,742,358)	2,492,692

Redeemable common securities	23,555	0	0	0	23,555

Commitments and contingencies

Stockholders’ equity:
Common Stock	0	0	336	(336)	0
Additional paid-in capital	790,989	374,474	162,400	(536,874)	790,989
Retained earnings	6,930	110,669	5,118	(115,787)	6,930
Accumulated other comprehensive income	5,408	0	5,328	(5,328)	5,408

Party City Holdings Inc. stockholders’ equity	803,327	485,143	173,182	(658,325)	803,327
Noncontrolling interests	0	0	0	0	0

Total stockholders’ equity	803,327	485,143	173,182	(658,325)	803,327

Total liabilities, redeemable common securities and stockholders’ equity	$2,254,733	$3,146,553	$318,971	$(2,400,683)	$3,319,574

PARTY CITY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2012 (Successor)

(Dollars in thousands, except per share)

	PCHI	Combined Guarantors	Combined Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$0	$11,368	$9,531	$0	$20,899
Accounts receivable , net	0	85,759	43,580	0	129,339
Inventories, net	0	445,620	64,597	0	510,217
Prepaid expenses and other current assets	0	37,778	11,149	0	48,927

Total current assets	0	580,525	128,857	0	709,382
Property, plant and equipment, net	0	220,435	19,336	0	239,771
Goodwill	0	1,463,900	73,669	0	1,537,569
Trade names	0	563,575	2,961	0	566,536
Other intangible assets, net	0	158,771	1,852	0	160,623
Investment in and advances to consolidated subsidiaries	505,939	0	0	(505,939)	0
Due from affiliates	1,707,528	115,329	68,811	(1,891,668)	0
Other assets, net	50,309	19,058	71	0	69,438

Total assets	$2,263,776	$3,121,593	$295,557	$(2,397,607)	$3,283,319

LIABILITIES, REDEEMABLE COMMON SECURITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loans and notes payable	$23,330	$0	$9,928	$0	$33,258
Accounts payable	0	109,064	14,933	0	123,997
Accrued expenses	33,493	90,120	11,111	0	134,724
Income taxes payable	(19,090)	35,404	0	0	16,314
Due to affiliates	0	1,777,431	114,237	(1,891,668)	0
Current portion of long-term obligations	7,250	5,899	82	0	13,231

Total current liabilities	44,983	2,017,918	150,291	(1,891,668)	321,524
Long-term obligations, excluding current portion	1,409,138	395,883	7	0	1,805,028
Deferred income tax liabilities	0	340,215	73	0	340,288
Deferred rent and other long-term liabilities	0	6,482	342	0	6,824

Total liabilities	1,454,121	2,760,498	150,713	(1,891,668)	2,473,664

Redeemable common securities	22,205	0	0	0	22,205

Commitments and contingencies

Stockholders’ equity:
Common Stock	0	0	336	(336)	0
Additional paid-in capital	784,361	336,043	146,679	(482,722)	784,361
Accumulated (deficit) retained earnings	(5,644)	25,052	1,808	(26,860)	(5,644)
Accumulated other comprehensive income (loss)	6,200	0	(6,512)	6,512	6,200

Party City Holdings Inc. stockholders’ equity	784,917	361,095	142,311	(503,406)	784,917
Noncontrolling interests	2,533	0	2,533	(2,533)	2,533

Total stockholders’ equity	787,450	361,095	144,844	(505,939)	787,450

Total liabilities, redeemable common securities and stockholders’ equity	$2,263,776	$3,121,593	$295,557	$(2,397,607)	$3,283,319

PARTY CITY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

Year Ended December 31, 2013 (Successor)

(Dollars in thousands, except per share)

	PCHI	Combined Guarantors	Combined Non- Guarantors	Eliminations	Consolidated
Revenues:
Net sales	$0	$1,790,521	$324,893	$(89,142)	$2,026,272
Royalties and franchise fees	0	18,841	0	0	18,841

Total revenues	0	1,809,362	324,893	(89,142)	2,045,113

Expenses:
Cost of sales	0	1,096,659	251,671	(89,142)	1,259,188
Wholesale selling expenses	0	40,435	27,667	0	68,102
Retail operating expenses	0	352,149	17,847	0	369,996
Franchise expenses	0	13,320	0	0	13,320
General and administrative expenses	0	121,030	25,064	0	146,094
Art and development costs	0	18,788	523	0	19,311
Impairment of trade name	0	7,500	0	0	7,500

Total expenses	0	1,649,881	322,772	(89,142)	1,883,511

Income from operations	0	159,481	2,121	0	161,602

Interest expense, net	108,964	20,315	547	0	129,826
Other expense (income), net	12,510	10,819	(4,851)	0	18,478

(Loss) income before income taxes	(121,474)	128,347	6,425	0	13,298

Income tax (benefit) expense	(44,946)	42,731	2,715	0	500
Equity based income from subsidiaries	89,326	0	0	(89,326)	0

Net income	12,798	85,616	3,710	(89,326)	12,798
Less: net income attributable to noncontrolling interests	224	0	224	(224)	224

Net income attributable to Party City Holdings Inc.	$12,574	$85,616	$3,486	$(89,102)	$12,574

Other comprehensive loss, net of tax:
Foreign currency adjustments	$(71)	$0	$(71)	$71	$(71)
Cash flow hedges, net	(105)	0	(108)	108	(105)

Other comprehensive loss , net	(176)	0	(179)	179	(176)

Comprehensive income	12,622	85,616	3,531	(89,147)	12,622
Less: comprehensive income attributable to noncontrolling interests	201	0	201	(201)	201

Comprehensive income attributable to Party City Holdings Inc.	$12,421	$85,616	$3,330	$(88,946)	$12,421

PARTY CITY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

Period from July 28, 2012 to December 31, 2012 (Successor)

(Dollars in thousands, except per share)

	PCHI	Combined Guarantors	Combined Non- Guarantors	Eliminations	Consolidated
Revenues:
Net sales	$0	$864,601	$135,163	$(35,434)	$964,330
Royalties and franchise fees	0	9,312	0	0	9,312

Total revenues	0	873,913	135,163	(35,434)	973,642

Expenses:
Cost of sales	0	569,177	102,667	(35,434)	636,410
Wholesale selling expenses	0	17,355	10,741	0	28,096
Retail operating expenses	0	164,091	8,077	0	172,168
Franchise expenses	0	6,128	0	0	6,128
General and administrative expenses	0	55,212	10,678	0	65,890
Art and development costs	0	7,853	348	0	8,201

Total expenses	0	819,816	132,511	(35,434)	916,893

Income from operations	0	54,097	2,652	0	56,749

Interest expense, net	51,151	10,560	351	0	62,062
Other expense (income), net	443	2,126	(976)	0	1,593

(Loss) income before income taxes	(51,594)	41,411	3,277	0	(6,906)

Income tax (benefit) expense	(19,090)	16,359	1,409	0	(1,322)
Equity based income from subsidiaries	26,920	0	0	(26,920)	0

Net (loss) income	(5,584)	25,052	1,868	(26,920)	(5,584)
Less: net income attributable to noncontrolling interests	60	0	60	(60)	60

Net (loss) income attributable to Party City Holdings Inc.	$(5,644)	$25,052	$1,808	$(26,860)	$(5,644)

Other comprehensive income, net of tax:
Foreign currency adjustments	$6,481	$0	$5,594	$(5,594)	$6,481
Cash flow hedges, net	(225)	0	(225)	225	(225)

Other comprehensive income , net	6,256	0	5,369	(5,369)	6,256

Comprehensive income	672	25,052	7,237	(32,289)	672
Less: comprehensive income attributable to noncontrolling interests	116	0	116	(116)	116

Comprehensive income attributable to Party City Holdings Inc.	$556	$25,052	$7,121	$(32,173)	$556

PARTY CITY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

Period from January 1, 2012 to July 27, 2012 (Predecessor)

(Dollars in thousands, except per share)

	PCHI	Combined Guarantors	Combined Non- Guarantors	Eliminations	Consolidated
Revenues:
Net sales	$0	$826,655	$138,730	$(34,482)	$930,903
Royalties and franchise fees	0	9,281	0	0	9,281

Total revenues	0	835,936	138,730	(34,482)	940,184

Expenses:
Cost of sales	0	501,342	107,188	(34,482)	574,048
Wholesale selling expenses	0	17,924	13,644	0	31,568
Retail operating expenses	0	159,578	6,469	0	166,047
Franchise expenses	0	6,579	0	0	6,579
General and administrative expenses	0	87,235	14,267	0	101,502
Art and development costs	0	10,401	423	0	10,824

Total expenses	0	783,059	141,991	(34,482)	890,568

Income (loss) from operations	0	52,877	(3,261)	0	49,616

Interest expense, net	0	41,519	451	0	41,970
Other expense (income), net	21,927	1,421	(1,103)	0	22,245

Loss before income taxes	(21,927)	9,937	(2,609)	0	(14,599)

Income tax (benefit) expense	(6,022)	6,288	137	0	403
Equity based income from subsidiaries	903	0	0	(903)	0

Net (loss) income	(15,002)	3,649	(2,746)	(903)	(15,002)
Less: net income attributable to noncontrolling interests	96	0	96	(96)	96

Net (loss) income attributable to Party City Holdings Inc.	$(15,098)	$3,649	$(2,842)	$(807)	$(15,098)

Other comprehensive loss, net of tax:
Foreign currency adjustments	$(1,272)	$0	$(1,213)	$1,213	$(1,272)
Cash flow hedges, net	53	0	53	(53)	53

Other comprehensive loss, net	(1,219)	0	(1,160)	1,160	(1,219)

Comprehensive (loss) income	(16,221)	3,649	(3,906)	257	(16,221)
Less: comprehensive income attributable to noncontrolling interests	140	0	140	(140)	140

Comprehensive (loss) income attributable to Party City Holdings Inc.	$(16,361)	$3,649	$(4,046)	$397	$(16,361)

PARTY CITY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

Year Ended December 31, 2011 (Predecessor)

(Dollars in thousands, except per share)

	PCHI	Combined Guarantors	Combined Non- Guarantors	Eliminations	Consolidated
Revenues:
Net sales	$0	$1,647,894	$245,601	$(40,626)	$1,852,869
Royalties and franchise fees	0	19,106	0	0	19,106

Total revenues	0	1,667,000	245,601	(40,626)	1,871,975

Expenses:
Cost of sales	0	978,335	181,264	(40,626)	1,118,973
Wholesale selling expenses	0	33,260	24,645	0	57,905
Retail operating expenses	0	317,667	7,665	0	325,332
Franchise expenses	0	13,685	0	0	13,685
General and administrative expenses	0	115,255	22,819	0	138,074
Art and development costs	0	16,311	325	0	16,636

Total expenses	0	1,474,513	236,718	(40,626)	1,670,605

Income from operations	0	192,487	8,883	0	201,370

Interest expense, net	0	76,805	938	0	77,743
Other expense (income), net	0	1,985	(509)	0	1,476

Income before income taxes	0	113,697	8,454	0	122,151
Income tax expense	0	43,515	2,226	0	45,741
Equity based income from subsidiaries	76,410	0	0	(76,410)	0

Net income	76,410	70,182	6,228	(76,410)	76,410
Less net income attributable to noncontrolling interests	135	0	135	(135)	135

Net income attributable to Party City Holdings Inc.	$76,275	$70,182	$6,093	$(76,275)	$76,275

Other comprehensive (loss) income, net of tax:
Foreign currency adjustments	$(7,404)	$0	$(6,763)	$6,763	$(7,404)
Cash flow hedges, net	1,795	1,414	381	(1,795)	1,795

Other comprehensive (loss) income, net	(5,609)	1,414	(6,382)	4,968	(5,609)

Comprehensive income (loss)	70,801	71,596	(154)	(71,442)	70,801
Less: comprehensive loss attributable to noncontrolling interests	(35)	0	(35)	35	(35)

Comprehensive income (loss) attributable to Party City Holdings Inc.	$70,836	$71,596	$(119)	$(71,477)	$70,836

PARTY CITY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2013 (Successor)

(Dollars in thousands, except per share)

	PCHI	Combined Guarantors	Combined Non- Guarantors	Eliminations	Consolidated
Cash flows provided by operating activities:
Net income	$12,798	$85,616	$3,710	$(89,326)	$12,798
Net income attributable to noncontrolling interest	224	0	224	(224)	224

Net income attributable to Party City Holdings Inc.	12,574	85,616	3,486	(89,102)	12,574

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	0	89,840	4,784	0	94,624
Amortization of deferred financing costs	14,295	5,097	0	0	19,392
Provision for doubtful accounts	0	550	529	0	1,079
Deferred income tax benefit	0	(25,589)	(10)	0	(25,599)
Deferred rent	0	15,610	1,445	0	17,055
Undistributed loss in unconsolidated joint venture	0	172	0	0	172
Impairment of trade name	0	7,500	0	0	7,500
Impairment of fixed assets	0	322	0	0	322
Loss on disposal of equipment	0	165	223	0	388
Equity based income from subsidiaries	(89,326)	0	0	89,326	0
Equity based compensation	0	2,137	0	0	2,137

Changes in operating assets and liabilities, net of effects of acquisitions:
Increase in accounts receivable	0	(5,992)	(1,364)	0	(7,356)
(Increase) decrease in inventories	0	(3,520)	1,480	0	(2,040)
Increase in prepaid expenses and other current assets	0	(7,470)	(2,765)	0	(10,235)
Increase (decrease) in accounts payable, accrued expenses and income taxes payable	101,281	(97,006)	21,702	(224)	25,753

Net cash provided by operating activities	38,824	67,432	29,510	0	135,766

Cash flows used in investing activities:
Cash paid in connection with acquisitions, net of cash acquired	(37,930)	0	(13,616)	0	(51,546)
Capital expenditures	0	(53,780)	(7,461)	0	(61,241)
Proceeds from disposal of property and equipment	0	191	74	0	265

Net cash used in investing activities	(37,930)	(53,589)	(21,003)	0	(112,522)

Cash flows used in financing activities:
Repayments of loans, notes payable and long-term obligations	(976,096)	(408,029)	(8,556)	0	(1,392,681)
Proceeds from loans, notes payable and long-term obligations	974,753	399,000	0	0	1,373,753
Excess tax benefit from stock options	1,511	0	0	0	1,511
Capital contributions	750	0	0	0	750
Debt issuance costs	(1,812)	0	0	0	(1,812)

Net cash used in financing activities	(894)	(9,029)	(8,556)	0	(18,479)
Effect of exchange rate changes on cash and cash equivalents	0	0	(177)	0	(177)

Net increase (decrease) in cash and cash equivalents	0	4,814	(226)	0	4,588
Cash and cash equivalents at beginning of period	0	11,368	9,531	0	20,899

Cash and cash equivalents at end of period	$0	$16,182	$9,305	$0	$25,487

PARTY CITY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Period from July 28, 2012 to December 31, 2012 (Successor)

(Dollars in thousands, except per share)

	PCHI	Combined Guarantors	Combined Non- Guarantors	Eliminations	Consolidated
Cash flows (used in) provided by operating activities:
Net (loss) income	$(5,584)	$25,052	$1,868	$(26,920)	$(5,584)
Net income attributable to noncontrolling interest	60	0	60	(60)	60

Net (loss) income attributable to Party City Holdings Inc.	(5,644)	25,052	1,808	(26,860)	(5,644)

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	0	47,906	1,931	0	49,837
Amortization of deferred financing costs	3,701	904	0	0	4,605
Provision for doubtful accounts	0	471	330	0	801
Deferred income tax benefit	0	(21,333)	(830)	0	(22,163)
Deferred rent	0	6,005	330	0	6,335
Undistributed gain in unconsolidated joint venture	0	(297)	0	0	(297)
Impairment of fixed assets	0	71	0	0	71
Gain on disposal of equipment	0	(9)	0	0	(9)
Equity based income from subsidiaries	(26,920)	0	0	26,920	0

Changes in operating assets and liabilities, net of effects of acquisitions:
(Increase) decrease in accounts receivable	0	(15,587)	8,585	0	(7,002)
Decrease (increase) in inventories	0	97,197	(2,483)	0	94,714
Decrease in prepaid expenses and other current assets	0	4,105	5,945	0	10,050
(Decrease) increase in accounts payable, accrued expenses and income taxes payable	(792,776)	648,172	2,422	(60)	(142,242)

Net cash (used in) provided by operating activities	(821,639)	792,657	18,038	0	(10,944)

Cash flows used in investing activities:
Cash paid in connection with acquisitions, net of cash acquired	(1,562,222)	0	(24)	0	(1,562,246)
Capital expenditures	0	(14,687)	(1,689)	0	(16,376)
Proceeds from disposal of property and equipment	0	69	0	0	69

Net cash used in investing activities	(1,562,222)	(14,618)	(1,713)	0	(1,578,553)

Cash flows provided by (used in) financing activities:
Repayments of loans, notes payable and long-term obligations	0	(1,159,813)	(9,287)	0	(1,169,100)
Proceeds from loans, notes payable and long-term obligations	1,628,051	400,000	0	0	2,028,051
Capital contributions and proceeds from exercise of stock options	809,370	0	0	0	809,370
Excess tax benefit from stock options	0	560	0	0	560
Debt issuance costs	(53,560)	(10,554)	0	0	(64,114)

Net cash provided by (used in) financing activities	2,383,861	(769,807)	(9,287)	0	1,604,767
Effect of exchange rate changes on cash and cash equivalents	0	0	128	0	128

Net increase in cash and cash equivalents	0	8,232	7,166	0	15,398
Cash and cash equivalents at beginning of period	0	3,136	2,365	0	5,501

Cash and cash equivalents at end of period	$0	$11,368	$9,531	$0	$20,899

PARTY CITY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Period from January 1, 2012 to July 27, 2012 (Predecessor)

(Dollars in thousands, except per share)

	PCHI	Combined Guarantors	Combined Non- Guarantors	Eliminations	Consolidated
Cash flows used in operating activities:
Net (loss) income	$(15,002)	$3,649	$(2,746)	$(903)	$(15,002)
Net income attributable to noncontrolling interest	96	0	96	(96)	96

Net (loss) income attributable to Party City Holdings Inc.	(15,098)	3,649	(2,842)	(807)	$(15,098)

Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization expense	0	31,462	2,453	0	33,915
Amortization of deferred financing costs	0	2,592	0	0	2,592
(Credit) provision for doubtful accounts	0	(245)	889	0	644
Deferred income tax expense (benefit)	0	5,476	(1,653)	0	3,823
Deferred rent	0	2,988	356	0	3,344
Undistributed income in unconsolidated joint venture	0	(128)	0	0	(128)
Loss on disposal of equipment	0	7	2	0	9
Equity based compensation	0	3,375	0	0	3,375
Equity based income from subsidiaries	(903)	0	0	903	0
Changes in operating assets and liabilities, net of effects of acquisitions:
Decrease (increase) in accounts receivable	0	12,991	(8,996)	0	3,995
Increase in inventories	0	(67,639)	(9,625)	0	(77,264)
Increase in prepaid expenses and other current assets	0	(1,282)	(5,825)	0	(7,107)
Increase in accounts payable, accrued expenses and income taxes payable	16,001	1,044	12,825	(96)	29,774

Net cash used in operating activities	0	(5,710)	(12,416)	0	(18,126)

Cash flows used in investing activities:
Cash paid in connection with acquisitions, net of cash acquired	0	(3,106)	0	0	(3,106)
Capital expenditures	0	(24,931)	(3,933)	0	(28,864)
Proceeds from disposal of property and equipment	0	111	35	0	146

Net cash used in investing activities	0	(27,926)	(3,898)	0	(31,824)

Cash flows provided by financing activities:
Repayments of loans, notes payable and long-term obligations	0	(9,532)	(32)	0	(9,564)
Proceeds from loans, notes payable and long-term obligations	0	0	10,590	0	10,590
Excess tax benefit from stock options	0	32,292	0	0	32,292

Net cash provided by financing activities	0	22,760	10,558	0	33,318
Effect of exchange rate changes on cash and cash equivalents	0	0	80	0	80

Net decrease in cash and cash equivalents	0	(10,876)	(5,676)	0	(16,552)
Cash and cash equivalents at beginning of period	0	14,012	8,041	0	22,053

Cash and cash equivalents at end of period	$0	$3,136	$2,365	$0	$5,501

PARTY CITY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2011 (Predecessor)

(Dollars in thousands, except per share)

	PCHI	Combined Guarantors	Combined Non- Guarantors	Eliminations	Consolidated
Cash flows used in operating activities:
Net income	$76,410	$70,182	$6,228	$(76,410)	$76,410
Less: net income attributable to noncontrolling interest	135	0	135	(135)	135

Net income attributable to Party City Holdings Inc.	76,275	70,182	6,093	(76,275)	76,275

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	0	55,487	4,144	0	59,631
Amortization of deferred financing costs	0	4,500	0	0	4,500
Provision for doubtful accounts	0	707	1,066	0	1,773
Deferred income tax expense (benefit)	0	5,217	(9)	0	5,208
Deferred rent	0	7,374	93	0	7,467
Undistributed income in unconsolidated joint venture	0	(463)	0	0	(463)
Impairment of fixed assets	0	87	0	0	87
Loss (gain) on disposal of equipment	0	205	(376)	0	(171)
Equity based compensation	0	1,397	0	0	1,397
Equity based income from subsidiaries	(76,410)	0	0	76,410	0
Changes in operating assets and liabilities, net of effects of acquired businesses:
(Increase) decrease in accounts receivable	0	(8,467)	461	0	(8,006)
Decrease (increase) in inventories	0	20,840	(5,861)	0	14,979
Increase in prepaid expenses and other current assets	0	(5,773)	(4,103)	0	(9,876)
Increase (decrease) in accounts payable, accrued expenses and income taxes payable	81,768	(77,633)	4,463	(135)	8,463

Net cash provided by operating activities	81,633	73,660	5,971	0	161,264

Cash flows used in investing activities:
Cash paid in connection with acquisitions	(82,867)	(12,757)	0	0	(95,624)
Capital expenditures	0	(41,633)	(2,850)	0	(44,483)
Proceeds from disposal of property and equipment	0	47	1,151	0	1,198

Net cash used in investing activities	(82,867)	(54,343)	(1,699)	0	(138,909)

Cash flows provided by (used in) financing activities:
Repayments of loans, notes payable and long-term obligations	0	(29,173)	(42)	0	(29,215)
Proceeds from loans, notes payable and long-term obligations	0	0	8,197	0	8,197
Dividend distribution	0	9,670	(9,670)	0	0
Proceeds from exercise of options, net of retirements	1,234	0	0	0	1,234

Net cash provided by (used in) financing activities	1,234	(19,503)	(1,515)	0	(19,784)
Effect of exchange rate changes on cash and cash equivalents	0	0	(972)	0	(972)

Net (decrease) increase in cash and cash equivalents	0	(186)	1,785	0	1,599
Cash and cash equivalents at beginning of period	0	14,198	6,256	0	20,454

Cash and cash equivalents at end of period	$0	$14,012	$8,041	$0	$22,053

SCHEDULE II

PARTY CITY HOLDINGS INC.

VALUATION AND QUALIFYING ACCOUNTS

The Year Ended December 31, 2013, Period from July 28, 2012 to December 31, 2012, Period from January 1, 2012 to July 27, 2012 and the Year Ended December 31, 2011

(Dollars in thousands)

	Beginning Balance	Write-Offs	Additions	Ending Balance
Allowance for Doubtful Accounts:
For the year ended December 31, 2011 (Predecessor)	2,714	610	1,773	3,877
For the period from January 1, 2012 to July 27, 2012 (Predecessor)	3,877	738	644	3,783
For the period from July 28, 2012 to December 31, 2012 (Successor)	0	95	801	706
For the year ended December 31, 2013 (Successor)	706	423	1,079	1,362

Sales Returns and Allowances:
For the year ended December 31, 2011(Predecessor)	449	72,367	72,516	598
For the period from January 1, 2012 to July 27, 2012 (Predecessor)	598	37,031	37,118	685
For the period from July 28, 2012 to December 31, 2012 (Successor)	0	39,085	39,456	371
For the year ended December 31, 2013 (Successor)	371	81,692	81,647	326