Form 10-Q
period 2014-03-31
Party City Holdings Inc.
filed 2014-05-15
CIK 1340554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 15, 2014, 100.00 shares of the Registrant’s common stock were outstanding.

PARTY CITY HOLDINGS INC.

Form 10-Q

March 31, 2014

PARTY CITY HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

	March 31, 2014	December 31, 2013
	(Note 2) (Unaudited)	(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$18,120	$25,487
Accounts receivable, net	121,896	139,539
Inventories, net	526,503	524,361
Prepaid expenses and other current assets	85,406	76,708

Total current assets	751,925	766,095
Property, plant and equipment, net	232,248	235,146
Goodwill	1,563,085	1,561,707
Trade names	570,165	570,141
Other intangible assets, net	123,867	129,408
Other assets, net	53,638	57,077

Total assets	$3,294,928	$3,319,574

LIABILITIES, REDEEMABLE COMMON SECURITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Loans and notes payable	$140,158	$36,047
Accounts payable	105,101	150,782
Accrued expenses	110,826	145,677
Income taxes payable	0	16,870
Current portion of long-term obligations	13,013	13,452

Total current liabilities	369,098	362,828
Long-term obligations, excluding current portion	1,787,261	1,788,246
Deferred income tax liabilities	315,547	318,173
Deferred rent and other long-term liabilities	26,861	23,445

Total liabilities	2,498,767	2,492,692
Redeemable common securities	24,779	23,555
Commitments and contingencies
Stockholder’s equity:
Common stock (100.0 shares issued and outstanding at March 31, 2014 and December 31, 2013)	0	0
Additional paid-in capital	774,463	790,989
(Accumulated deficit) retained earnings	(7,856)	6,930
Accumulated other comprehensive income	4,775	5,408

Total stockholder’s equity	771,382	803,327

Total liabilities, redeemable common securities and stockholder’s equity	$3,294,928	$3,319,574

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(Amounts in thousands)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Revenues:
Net sales	$429,220	$397,655
Royalties and franchise fees	3,767	3,893

Total revenues	432,987	401,548
Expenses:
Cost of sales	274,381	267,198
Wholesale selling expenses	18,188	17,441
Retail operating expenses	80,286	73,240
Franchise expenses	3,365	3,203
General and administrative expenses	36,093	31,611
Art and development costs	4,771	4,684

Total expenses	417,084	397,377

Income from operations	15,903	4,171
Interest expense, net	31,269	33,906
Other expense, net	6,649	12,590

Loss before income taxes	(22,015)	(42,325)
Income tax benefit	(7,229)	(15,225)

Net loss	(14,786)	(27,100)
Less: net income attributable to noncontrolling interests	0	113

Net loss attributable to Party City Holdings Inc.	$(14,786)	$(27,213)

Comprehensive loss	$(15,419)	$(33,939)
Less: comprehensive income attributable to noncontrolling interests	0	203

Comprehensive loss attributable to Party City Holdings Inc.	$(15,419)	$(34,142)

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

(Unaudited)

(Amounts in thousands, except share amounts)

	Common Shares	Common Stock	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholder’s Equity
Balance at December 31, 2013	100.00	$0	$790,989	$6,930	$5,408	$803,327
Net loss				(14,786)		(14,786)
Equity based compensation			396			396
Distribution to Parent			(16,503)			(16,503)
Adjustment of common shares issued to fair value			(419)			(419)
Foreign currency adjustments					(627)	(627)
Impact of foreign exchange contracts, net of taxes					(6)	(6)

Balance at March 31, 2014	100.00	$0	$774,463	$(7,856)	$4,775	$771,382

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Three Months Ended March 31,	Three Months Ended March 31,
	2014	2013
Cash flows used in operating activities:
Net loss	$(14,786)	$(27,100)
Less: net income attributable to noncontrolling interests	0	113

Net loss attributable to Party City Holdings Inc.	(14,786)	(27,213)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	20,972	24,480
Amortization of deferred financing costs and original issuance discount	5,725	11,017
Provision for doubtful accounts	120	480
Deferred income tax benefit	(3,474)	(5,405)
Deferred rent	2,689	1,924
Undistributed loss in unconsolidated joint venture	583	58
Loss on disposal of equipment	498	6
Equity based compensation	396	0
Changes in operating assets and liabilities, net of effects of acquired businesses:
Decrease in accounts receivable	17,050	2,826
(Increase) decrease in inventories	(1,438)	20,142
Increase in prepaid expenses and other current assets	(5,280)	(6,204)
Decrease in accounts payable, accrued expenses and income taxes payable	(100,281)	(82,254)

Net cash used in operating activities	(77,226)	(60,143)
Cash flows used in investing activities:
Cash paid in connection with acquisitions, net of cash acquired	(2,152)	(10,701)
Capital expenditures	(13,656)	(10,910)
Proceeds from disposal of property and equipment	504	49

Net cash used in investing activities	(15,304)	(21,562)
Cash flows provided by financing activities:
Repayment of loans, notes payable and long-term obligations	(1,140,295)	(1,140,709)
Proceeds from loans, notes payable and long-term obligations	1,241,120	1,233,354
Exercise of stock options	805	0
Distribution to Parent	(16,503)	0
Debt issuance costs	(148)	(122)

Net cash provided by financing activities	84,979	92,523
Effect of exchange rate changes on cash and cash equivalents	184	(355)

Net (decrease) increase in cash and cash equivalents	(7,367)	10,463
Cash and cash equivalents at beginning of period	25,487	20,899

Cash and cash equivalents at end of period	$18,120	$31,362

Supplemental disclosure of cash flow information:
Cash paid during the period
Interest	$47,488	$49,792
Income taxes, net of refunds	$14,752	$20,575

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

PCHI is a wholly-owned subsidiary of PC Intermediate Holdings, Inc. (“PC Intermediate” or “Parent”), which is a wholly-owned subsidiary of PC Nextco Holdings, LLC (“PC Nextco”). PC Nextco is a wholly-owned subsidiary of Party City Holdco Inc. (“Party City Holdco”).

Note 2 – Basis of Presentation and Recently Issued Accounting Pronouncements

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

The majority of our retail operations define a fiscal year (“Fiscal Year”) as the 52-week period or 53-week period ended on the Saturday nearest December 31st of each year and define fiscal quarters (“Fiscal Quarter”) as the four interim 13-week periods following the end of the previous Fiscal Year, except in the case of a 53-week Fiscal Year when the fourth Fiscal Quarter is extended to 14 weeks. The consolidated financial statements of the Company combine the Fiscal Quarters of our retail operations with the calendar quarters of our wholesale operations. The Company has determined the differences between the retail operation’s Fiscal Year and Fiscal Quarters and the calendar year and calendar quarters to be insignificant.

Operating results for interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2014. Our business is subject to substantial seasonal variations as our retail segment has realized a significant portion of its net sales, cash flows and net income in the fourth quarter of each year, principally due to its Halloween season sales in October and, to a lesser extent, other year-end holiday sales. We expect that this general pattern will continue. Our results of operations may also be affected by industry factors that may be specific to a particular period such as movement in and the general level of raw material costs. For further information see the consolidated financial statements, and notes thereto, included in the Company’s Annual Report for the year ended December 31, 2013, as filed with the Securities and Exchange Commission.

Certain prior period amounts have been reclassified to conform to current period presentation.

PARTY CITY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands, except share and per share amounts)

Recently Issued Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. The update changes the criteria for reporting discontinued operations and enhances disclosures related to disposals of components of an entity. The pronouncement will be effective for the Company during the first quarter of 2015. Although the Company continues to review this pronouncement, it does not believe that it will have a material impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, “Income Taxes: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. The update provides guidance on the financial statement presentation of an unrecognized tax benefit, as either a reduction of a deferred tax asset or as a liability, when a net operating loss carryforward, similar tax loss, or a tax credit carryforward exists. The Company adopted the update during the three months ended March 31, 2014 and such adoption did not have a material impact on the Company’s consolidated financial statements.

In March 2013, the FASB issued ASU 2013-05, “Foreign Currency Matters (Topic 830), Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity”. The pronouncement states that a cumulative translation adjustment is attached to the parent’s investment in a foreign entity and should be released in a manner consistent with the derecognition guidance on investments in entities. The Company adopted the update during the three months ended March 31, 2014 and such adoption did not have a material impact on the Company’s consolidated financial statements.

Note 3 – Inventories

Inventories consisted of the following:

	March 31, 2014	December 31, 2013
Finished goods	$502,905	$501,229
Raw materials	15,658	15,921
Work in process	7,940	7,211

	$526,503	$524,361

Inventories are valued at the lower of cost or market. The Company determines the cost of inventory at its retail stores using the weighted average method. Other inventory cost is determined principally using the first-in, first-out method.

The Company estimates retail inventory shortages for the periods between physical inventory dates on a store-by-store basis. Inventory shrinkage estimates can be affected by changes in merchandise mix and changes in actual shortage trends. The shrinkage rate from the most recent physical inventory, in combination with historical experience, is the basis for estimating shrinkage.

On July 27, 2012, PC Merger Sub, Inc., a wholly-owned subsidiary of PC Intermediate, merged into PCHI, with PCHI being the surviving entity (“the Transaction”). As a result of the Transaction, the Company applied the acquisition method of accounting and increased the value of its inventory by $89,754 as of July 28, 2012. The adjustment principally reflects the previously deferred wholesale margin on inventory supplied to the Company’s retail operations and on hand at July 27, 2012. Such adjustment increased the Company’s cost of sales during the three months ended March 31, 2014 and March 31, 2013 by $1,447 and $10,828, respectively, as the related inventory was sold. At March 31, 2014 and December 31, 2013, $4,452 and $5,899 of the adjustment remained in finished goods, respectively.

PARTY CITY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands, except share and per share amounts)

Note 4 – Income Taxes

The income tax benefit for the three months ended March 31, 2014 was determined based upon the Company’s estimated consolidated effective income tax rate for the year ending December 31, 2014. The difference between the estimated consolidated effective income tax rate for the year ending December 31, 2014 and the U.S. federal statutory rate is primarily attributable to unrecognized foreign tax credits and state income taxes, partially offset by the foreign rate differential and available domestic manufacturing deductions.

Note 5 – Changes in Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income consisted of the following:

	Three Months Ended March 31, 2014
	Foreign Currency Adjustments	Impact of Foreign Exchange Contracts, Net of Taxes	Total, Net of Taxes
Balance at December 31, 2013	$5,738	$(330)	$5,408
Other comprehensive loss before reclassifications, net of income tax benefit of $0, $32 and $32	(627)	(55)	(682)
Amounts reclassified from accumulated other comprehensive income, net of income tax expense of $0, $29 and $29	0	49	49

Net current-period other comprehensive loss	(627)	(6)	(633)

Balance at March 31, 2014	$5,111	$(336)	$4,775

	Three Months Ended March 31, 2013
	Foreign Currency Adjustments	Impact of Foreign Exchange Contracts, Net of Taxes	Total, Net of Taxes
Balance at December 31, 2012	$6,425	$(225)	$6,200
Other comprehensive (loss) income before reclassifications, net of income tax expense of $0, $153 and $153	(7,342)	260	(7,082)
Amounts reclassified from accumulated other comprehensive (loss) income, net of income tax expense of $0, $90 and $90	0	153	153

Net current-period other comprehensive (loss) income	(7,342)	413	(6,929)

Balance at March 31, 2013	$(917)	$188	$(729)

PARTY CITY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands, except share and per share amounts)

Note 6 – Capital Stock

At March 31, 2014, the Company’s authorized capital stock consisted of 100.00 shares of $0.01 par value common stock.

Under the terms of Party City Holdco’s stockholders’ agreement, dated July 27, 2012, Party City Holdco has an option to purchase all of the shares of common stock held by former employees and, under certain circumstances, former employee stockholders can require Party City Holdco to purchase all of the shares held by the former employees. The aggregate amount that may be payable by the Company to current employee stockholders should they die or become disabled, based on the estimated fair market value of fully paid and vested common securities, totaled $24,779 and $23,555 at March 31, 2014 and December 31, 2013, respectively, and was classified as redeemable common securities on the Company’s condensed consolidated balance sheet, with a corresponding adjustment to additional paid-in capital. As there is no active market for the common stock, the Company estimates the fair value of the common stock based on a valuation model confirmed periodically by recent acquisitions or independent appraisals.

The changes in redeemable common securities during the three months ended March 31, 2014 were as follows:

Balance at December 31, 2013	$23,555
Common shares issued due to stock option exercises	805
Adjustment of common shares issued to fair value	419

Balance at March 31, 2014	$24,779

During the three months ended March 31, 2014, certain employees exercised stock options for 54 shares of Party City Holdco’s redeemable common stock. The stock options had an exercise price of $14,913 per share and, upon issuance; the shares were adjusted to fair value, with a corresponding adjustment to additional paid-in capital.

On August 1, 2013, PC Nextco issued $350,000 of 8.75% notes (“the Nextco Notes”). The Nextco Notes, which mature on August 15, 2019 and which pay interest semiannually on February 15th and August 15th, are not guaranteed by the Company. However, since PC Nextco has no assets or operations other than its investment in, and income (loss) from, the Company and its subsidiaries, interest and principal payments for the Nextco Notes will be funded by the Company. During February 2014, the Company made a $16,503 distribution to its Parent. Its Parent then distributed the funds to PC Nextco so that PC Nextco could make an interest payment on the Nextco Notes.

PARTY CITY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands, except share and per share amounts)

Note 7 – Segment Information

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

The Company’s industry segment data for the three months ended March 31, 2014 and March 31, 2013 was as follows:

	Wholesale	Retail	Consolidated
Three Months Ended March 31, 2014
Revenues:
Net sales	$232,491	$299,579	$532,070
Royalties and franchise fees	0	3,767	3,767

Total revenues	232,491	303,346	535,837
Eliminations	(102,850)	0	(102,850)

Net revenues	$129,641	$303,346	$432,987

Income from operations	$11,902	$4,001	$15,903

Interest expense, net			31,269
Other expense, net			6,649

Loss before income taxes			$(22,015)

	Wholesale	Retail	Consolidated
Three Months Ended March 31, 2013
Revenues:
Net sales	$213,055	$267,362	$480,417
Royalties and franchise fees	0	3,893	3,893

Total revenues	213,055	271,255	484,310
Eliminations	(82,762)	0	(82,762)

Net revenues	$130,293	$271,255	$401,548

Income (loss) from operations	$8,968	$(4,797)	$4,171

Interest expense, net			33,906
Other expense, net			12,590

Loss before income taxes			$(42,325)

Geographic Segments

Intercompany sales between geographic areas primarily consist of sales of finished goods for distribution in foreign markets and are made at cost plus a share of operating profit.

Note 8 – Commitments and Contingencies

The Company is a party to certain claims and litigation in the ordinary course of business. The Company does not believe these proceedings will result, individually or in the aggregate, in a material adverse effect on its financial condition or future results of operations.

The Company is an assignor with contingent lease liability for four stores sold to franchisees and other parties. The potential contingent lease obligations continue until the applicable leases expire in 2018. The maximum amount of the contingent lease obligations may vary, but is limited to the sum of the total amount due under the leases. At March 31, 2014, the maximum amount of the contingent lease obligations was approximately $1,677. Payment of such amount is contingent upon certain events occurring, which management has not assessed as probable or estimable at this time.

PARTY CITY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands, except share and per share amounts)

Note 9 – Derivative Financial Instruments

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

Interest Rate Risk Management

As part of the Company’s risk management strategy, the Company periodically uses interest rate swap agreements to hedge the variability of cash flows on floating rate debt obligations. Accordingly, interest rate swap agreements are reflected in the consolidated balance sheets at fair value and the related gains and losses on these contracts are deferred in stockholder’s equity and recognized in interest expense over the same period in which the related interest payments being hedged are recognized in income. The fair value of an interest rate swap agreement is the estimated amount that the counterparty would receive or pay to terminate the swap agreement at the reporting date, taking into account current interest rates and the current creditworthiness of the swap counterparty. The Company did not utilize interest rate swap agreements during the three months ended March 31, 2014.

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

The foreign currency exchange contracts are reflected in the consolidated balance sheets at fair value. The fair value of the foreign currency exchange contracts is the estimated amount that the counterparties would receive or pay to terminate the foreign currency exchange contracts at the reporting date, taking into account current foreign exchange spot rates. At March 31, 2014 and December 31, 2013, the Company had foreign currency exchange contracts that qualified for hedge accounting. No components of these agreements were excluded in the measurement of hedge effectiveness. As these hedges were 100% effective, there was no impact on earnings due to hedge ineffectiveness. The Company anticipates that substantially all unrealized gains and losses in accumulated other comprehensive income related to these foreign currency exchange contracts will be reclassified into earnings by June 2015.

PARTY CITY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands, except share and per share amounts)

The following table displays the fair values and notional amounts of the Company’s derivatives at March 31, 2014 and December 31, 2013:

	Notional Amounts		Derivative Assets				Derivative Liabilities
	March 31,	December 31,	Balance Sheet Line	Fair Value	Balance Sheet Line	Fair Value	Balance Sheet Line	Fair Value	Balance Sheet Line	Fair Value
Derivative Instrument	2014	2013	March 31, 2014		December 31, 2013		March 31, 2014		December 31, 2013
Foreign Exchange Contracts	$31,160	$33,250	(a) PP	$107	(a) PP	$0	(b) AE	$429	(b) AE	$597

(a)	PP = Prepaid expenses and other current assets
(b)	AE = Accrued expenses

Note 10 – Fair Value Measurements

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

PARTY CITY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands, except share and per share amounts)

The following table shows assets and liabilities as of March 31, 2014 that are measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total as of March 31, 2014
Derivative assets	$0	$107	$0	$107
Derivative liabilities	0	429	0	429

The following table shows assets and liabilities as of December 31, 2013 that are measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total as of December 31, 2013
Derivative assets	$0	$0	$0	$0
Derivative liabilities	0	597	0	597

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record other assets and liabilities at fair value on a nonrecurring basis, generally as a result of impairment charges.

Note 11 – Fair Value of Financial Instruments

The carrying amounts for cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximated fair value at March 31, 2014 because of the short-term maturities of the instruments and/or their variable rates of interest.

The carrying amount and fair value of the Company’s borrowings under its $1,125,000 Term Loan Credit Agreement (“New Term Loan Credit Agreement”) and its $700,000 Senior Notes (“New Senior Notes”) are as follows:

	March 31, 2014
	Carrying Amount	Fair Value
New Term Loan Credit Agreement	$1,096,771	$1,109,869
New Senior Notes	700,000	781,375

The fair value of the New Senior Notes represents a Level 1 fair value measurement as the notes trade in an active market. The fair value of the New Term Loan Credit Agreement represents a Level 2 fair value measurement as the debt instrument trades in an inactive market.

The carrying amounts for other long-term debt approximated fair value at March 31, 2014 based on the discounted future cash flow of each instrument at rates currently offered for similar debt instruments of comparable maturity.

PARTY CITY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands, except share and per share amounts)

Note 12 – Debt

During February 2014, the Company amended the New Term Loan Credit Agreement. All term loans outstanding at the time of the amendment were replaced with new term loans for the same principal amount. The applicable margin for alternate base interest rate borrowings was lowered from 2.25% to 2.00% and the applicable margin for LIBOR borrowings was lowered from 3.25% to 3.00%. The amended agreement provides for two pricing options: (i) an ABR for any day, a rate per annum equal to the greater of (a) Deutsche Bank’s prime rate in effect on such day, (b) the federal funds effective rate in effect on such day plus 1/2 of 1%, (c) the adjusted LIBOR rate plus 1% and (d) 2.00% or (ii) the LIBOR rate, adjusted for certain additional costs, with a LIBOR floor of 1.00%, in each case plus the applicable margin. The amendment provides that the term loans are subject to a 1.00% prepayment premium if prepaid, refinanced, substituted or otherwise replaced, or the terms of which are amended, in connection with certain repricing transactions occurring within six months from the date of the amendment. Otherwise, the term loans may be voluntarily prepaid at any time without premium or penalty, other than customary breakage costs with respect to loans based on the LIBOR rate.

As the New Term Loan Credit Agreement is a loan syndication, the Company assessed whether the debt modification should be accounted for as an extinguishment on a creditor-by-creditor basis. The Company wrote-off $1,649 of costs incurred during the issuance of the debt and which were being amortized over the life of the debt. The amount was recorded in other expense in the Company’s condensed consolidated statement of operations and comprehensive loss and included in amortization of deferred financing costs and original issuance discount in the Company’s condensed consolidated statement of cash flows. The remaining costs of $15,626 will continue to be amortized over the life of the debt, using the effective interest method. Additionally, the Company recorded in other expense $642 of the net original issuance discount that existed as of the time of the amendment. The remainder of the discount, $6,087, will continue to be amortized over the life of the debt, using the effective interest method. Further, the Company recorded in other expense $698 of the unamortized call premium that existed as of the time of the amendment. The remainder of the call premium, $6,611, will continue to be amortized over the life of the debt, using the effective interest method. Finally, in conjunction with the amendment, the Company incurred $1,555 of banker and legal fees; $1,407 of which was recorded in other expense. The rest of the costs, $148, will be amortized over the life of the debt, using the effective interest method.

As all term loans outstanding at the time of the amendment were replaced with new term loans for the same principal amount, the Company included the total principal amount, $1,110,966, in both repayment of loans, notes payable and long-term obligations and proceeds from loans, notes payable and long-term obligations in the financing activities section of the Company’s condensed consolidated statement of cash flows.

PARTY CITY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands, except share and per share amounts)

Note 13 – Condensed Consolidating Financial Information

Borrowings under the Company’s $400,000 ABL Credit Agreement (“New ABL Facility”), the New Term Loan Credit Agreement and the New Senior Notes are guaranteed jointly and severally, fully and unconditionally, by the following 100%-owned domestic subsidiaries of the Company (collectively, “the Guarantors”):

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

The following information presents condensed consolidating balance sheets at March 31, 2014 and December 31, 2013, the condensed consolidating statements of operations and comprehensive loss for the three months ended March 31, 2014 and 2013, and the related condensed consolidating statements of cash flows for the three months ended March 31, 2014 and 2013, for the combined Guarantors and the combined Non-guarantors, together with the elimination entries necessary to consolidate the entities comprising the combined companies.

PARTY CITY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

March 31, 2014

(Amounts in thousands)

	PCHI	Combined Guarantors	Combined Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$0	$7,852	$10,268	$0	$18,120
Accounts receivable , net	0	83,361	38,535	0	121,896
Inventories, net	0	460,018	66,485	0	526,503
Prepaid expenses and other current assets	0	72,229	13,177	0	85,406

Total current assets	0	623,460	128,465	0	751,925
Property, plant and equipment, net	0	209,974	22,274	0	232,248
Goodwill	0	1,486,609	76,476	0	1,563,085
Trade names	0	556,000	14,165	0	570,165
Other intangible assets, net	0	121,981	1,886	0	123,867
Investment in and advances to consolidated subsidiaries	661,669	0	387	(662,056)	0
Due from affiliates	1,642,959	119,966	64,911	(1,826,823)	1,013
Other assets, net	38,247	13,852	526	0	52,625

Total assets	$2,342,875	$3,131,842	$309,090	$(2,488,879)	$3,294,928

LIABILITIES, REDEEMABLE COMMON SECURITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Loans and notes payable	$138,526	$0	$1,632	$0	$140,158
Accounts payable	0	88,677	16,424	0	105,101
Accrued expenses	12,860	81,804	16,159	3	110,826
Income taxes payable	(10,872)	10,547	325	0	0
Due to affiliates	0	1,721,718	105,495	(1,827,213)	0
Current portion of long-term obligations	7,250	5,761	2	0	13,013

Total current liabilities	147,764	1,908,507	140,037	(1,827,210)	369,098
Long-term obligations, excluding current portion	1,398,950	388,245	66	0	1,787,261
Deferred income tax liabilities	0	315,326	221	0	315,547
Deferred rent and other long-term liabilities	0	25,370	1,491	0	26,861

Total liabilities	1,546,714	2,637,448	141,815	(1,827,210)	2,498,767
Redeemable common securities	24,779	0	0	0	24,779
Commitments and contingencies
Stockholder’s equity:
Common Stock	0	0	335	(335)	0
Additional paid-in capital	774,463	374,472	162,402	(536,874)	774,463
(Accumulated deficit) retained earnings	(7,856)	119,922	(237)	(119,685)	(7,856)
Accumulated other comprehensive income	4,775	0	4,775	(4,775)	4,775

Total stockholder’s equity	771,382	494,394	167,275	(661,669)	771,382
Total liabilities, redeemable common securities and Stockholder’s equity	$2,342,875	$3,131,842	$309,090	$(2,488,879)	$3,294,928

PARTY CITY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2013

(Amounts in thousands)

	PCHI	Combined Guarantors	Combined Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$0	$16,182	$9,305	$0	$25,487
Accounts receivable , net	0	92,015	47,524	0	139,539
Inventories, net	0	459,313	65,048	0	524,361
Prepaid expenses and other current assets	0	63,719	12,989	0	76,708

Total current assets	0	631,229	134,866	0	766,095
Property, plant and equipment, net	0	212,696	22,450	0	235,146
Goodwill	0	1,484,980	76,727	0	1,561,707
Trade names	0	556,000	14,141	0	570,141
Other intangible assets, net	0	127,553	1,855	0	129,408
Investment in and advances to consolidated subsidiaries	658,325	0	387	(658,712)	0
Due from affiliates	1,555,471	118,831	68,060	(1,741,971)	391
Other assets, net	40,937	15,264	485	0	56,686

Total assets	$2,254,733	$3,146,553	$318,971	$(2,400,683)	$3,319,574

LIABILITIES, REDEEMABLE COMMON SECURITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Loans and notes payable	$34,800	$0	$1,247	$0	$36,047
Accounts payable	0	128,964	21,818	0	150,782
Accrued expenses	31,290	99,425	14,962	0	145,677
Income taxes payable	(44,946)	61,054	762	0	16,870
Due to affiliates	0	1,637,377	104,981	(1,742,358)	0
Current portion of long-term obligations	7,250	6,055	147	0	13,452

Total current liabilities	28,394	1,932,875	143,917	(1,742,358)	362,828
Long-term obligations, excluding current portion	1,399,454	388,724	68	0	1,788,246
Deferred income tax liabilities	0	317,942	231	0	318,173
Deferred rent and other long-term liabilities	3	21,869	1,573	0	23,445

Total liabilities	1,427,851	2,661,410	145,789	(1,742,358)	2,492,692
Redeemable common securities	23,555	0	0	0	23,555
Commitments and contingencies
Stockholder’s equity:
Common Stock	0	0	336	(336)	0
Additional paid-in capital	790,989	374,474	162,400	(536,874)	790,989
Retained earnings	6,930	110,669	5,118	(115,787)	6,930
Accumulated other comprehensive income	5,408	0	5,328	(5,328)	5,408

Total stockholder’s equity	803,327	485,143	173,182	(658,325)	803,327
Total liabilities, redeemable common securities and Stockholder’s equity	$2,254,733	$3,146,553	$318,971	$(2,400,683)	$3,319,574

PARTY CITY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

Three Months Ended March 31, 2014

(Amounts in thousands)

	PCHI	Combined Guarantors	Combined Non- Guarantors	Eliminations	Consolidated
Revenues:
Net sales	$0	$383,226	$57,778	$(11,784)	$429,220
Royalties and franchise fees	0	3,767	0	0	3,767

Total revenues	0	386,993	57,778	(11,784)	432,987
Expenses:
Cost of sales	0	241,550	44,615	(11,784)	274,381
Wholesale selling expenses	0	10,411	7,777	0	18,188
Retail operating expenses	0	76,140	4,146	0	80,286
Franchise expenses	0	3,365	0	0	3,365
General and administrative expenses	0	30,025	6,068	0	36,093
Art and development costs	0	4,771	0	0	4,771

Total expenses	0	366,262	62,606	(11,784)	417,084

Income (loss) from operations	0	20,731	(4,828)	0	15,903
Interest expense, net	26,449	4,787	33	0	31,269
Other expense, net	2,935	2,848	866	0	6,649

(Loss) income before income taxes	(29,384)	13,096	(5,727)	0	(22,015)
Income tax (benefit) expense	(10,875)	3,802	(156)	0	(7,229)
Equity based income from subsidiaries	3,723	0	0	(3,723)	0

Net (loss) income	$(14,786)	$9,294	$(5,571)	$(3,723)	$(14,786)

Comprehensive (loss) income	$(15,419)	$9,294	$(6,204)	$(3,090)	$(15,419)

PARTY CITY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

Three Months Ended March 31, 2013

(Amounts in thousands)

	PCHI	Combined Guarantors	Combined Non- Guarantors	Eliminations	Consolidated
Revenues:
Net sales	$0	$355,962	$49,767	$(8,074)	$397,655
Royalties and franchise fees	0	3,893	0	0	3,893

Total revenues	0	359,855	49,767	(8,074)	401,548
Expenses:
Cost of sales	0	237,274	37,998	(8,074)	267,198
Wholesale selling expenses	0	10,625	6,816	0	17,441
Retail operating expenses	0	70,171	3,069	0	73,240
Franchise expenses	0	3,203	0	0	3,203
General and administrative expenses	0	25,993	5,618	0	31,611
Art and development costs	0	4,562	122	0	4,684

Total expenses	0	351,828	53,623	(8,074)	397,377

Income (loss) from operations	0	8,027	(3,856)	0	4,171
Interest expense, net	27,925	5,826	155	0	33,906
Other expense (income), net	9,357	4,148	(915)	0	12,590

Loss before income taxes	(37,282)	(1,947)	(3,096)	0	(42,325)
Income tax benefit	(13,924)	(363)	(938)	0	(15,225)
Equity based loss from subsidiaries	(3,742)	0	0	3,742	0

Net loss	(27,100)	(1,584)	(2,158)	3,742	(27,100)
Less: net income attributable to non-controlling interest	113	0	113	(113)	113

Net loss attributable to PCHI	$(27,213)	$(1,584)	$(2,271)	$3,855	$(27,213)

Comprehensive loss	$(33,939)	$(1,584)	$(8,941)	$10,525	$(33,939)
Less: comprehensive income attributable to non-controlling interest	203	0	203	(203)	203

Comprehensive loss attributable to PCHI	$(34,142)	$(1,584)	$(9,144)	$10,728	$(34,142)

PARTY CITY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2014

(Amounts in thousands)

	PCHI	Combined Guarantors	Combined Non- Guarantors	Eliminations	Consolidated
Cash flows (used in) provided by operating activities:
Net (loss) income	$(14,786)	$9,294	$(5,571)	$(3,723)	$(14,786)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	0	19,806	1,166	0	20,972
Amortization of deferred financing costs and original issuance discount	4,124	1,601	0	0	5,725
Provision for doubtful accounts	0	19	101	0	120
Deferred income tax benefit	0	(2,920)	(554)	0	(3,474)
Deferred rent	0	2,681	8	0	2,689
Undistributed loss in unconsolidated joint venture	0	583	0	0	583
Loss (gain) on disposal of equipment	0	524	(26)	0	498
Equity based income from subsidiaries	(3,723)	0	0	3,723	0
Equity based compensation	0	396	0	0	396
Changes in operating assets and liabilities, net of effects of acquired businesses:
Decrease in accounts receivable	0	8,635	8,415	0	17,050
Decrease (increase) in inventories	0	236	(1,674)	0	(1,438)
(Increase) decrease in prepaid expenses and other current assets	0	(6,202)	922	0	(5,280)
Decrease in accounts payable, accrued expenses and income taxes payable	(71,683)	(27,359)	(1,239)	0	(100,281)

Net cash (used in) provided by operating activities	(86,068)	7,294	1,548	0	(77,226)
Cash flows used in investing activities:
Cash paid in connection with acquisitions, net of cash acquired	0	(2,152)	0	0	(2,152)
Capital expenditures	0	(12,021)	(1,635)	0	(13,656)
Proceeds from disposal of property and equipment	0	15	489	0	504

Net cash used in investing activities	0	(14,158)	(1,146)	0	(15,304)
Cash flows provided by (used in) financing activities:
Repayments of loans, notes payable and long-term obligations	(743,817)	(396,476)	(2)	0	(1,140,295)
Proceeds from loans, notes payable and long-term obligations	845,731	395,010	379	0	1,241,120
Exercise of stock options	805	0	0	0	805
Distribution to Parent	(16,503)	0	0	0	(16,503)
Debt issuance costs	(148)	0	0	0	(148)

Net cash provided by (used in) financing activities	86,068	(1,466)	377	0	84,979
Effect of exchange rate changes on cash and cash equivalents	0	0	184	0	184

Net (decrease) increase in cash and cash equivalents	0	(8,330)	963	0	(7,367)
Cash and cash equivalents at beginning of period	0	16,182	9,305	0	25,487

Cash and cash equivalents at end of period	$0	$7,852	$10,268	$0	$18,120

PARTY CITY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2013

(Amounts in thousands)

	PCHI	Combined Guarantors	Combined Non- Guarantors	Elimination	Consolidated
Cash flows (used in) provided by operating activities:
Net loss	$(27,100)	$(1,584)	$(2,158)	$3,742	$(27,100)
Net income attributable to noncontrolling interest	113	0	113	(113)	113

Net loss attributable to PCHI	(27,213)	(1,584)	(2,271)	3,855	(27,213)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization expense	0	23,348	1,132	0	24,480
Amortization of deferred financing costs and original issuance discount	7,542	3,475	0	0	11,017
Provision for doubtful accounts	0	359	121	0	480
Deferred income tax (benefit) expense	0	(5,421)	16	0	(5,405)
Deferred rent	0	1,880	44	0	1,924
Undistributed loss in unconsolidated joint venture	0	58	0	0	58
Loss on disposal of equipment	0	0	6	0	6
Equity based loss from subsidiaries	3,742	0	0	(3,742)	0
Changes in operating assets and liabilities, net of effects of acquired businesses:
(Increase) decrease in accounts receivable	0	(2,053)	4,879	0	2,826
Decrease in inventories	0	19,724	418	0	20,142
Increase in prepaid expenses and other current assets	0	(5,631)	(573)	0	(6,204)
(Decrease) increase in accounts payable, accrued expenses and income taxes payable	(83,459)	(13,645)	14,963	(113)	(82,254)

Net cash (used in) provided by operating activities	(99,388)	20,510	18,735	0	(60,143)
Cash flows used in investing activities:
Cash paid in connection with acquisitions, net of cash acquired	0	0	(10,701)	0	(10,701)
Capital expenditures	0	(8,807)	(2,103)	0	(10,910)
Proceeds from disposal of property and equipment	0	49	0	0	49

Net cash used in investing activities	0	(8,758)	(12,804)	0	(21,562)
Cash flows provided by (used in) financing activities:
Repayments of loans, notes payable and long-term obligations	(734,887)	(400,289)	(5,533)	0	(1,140,709)
Proceeds from loans, notes payable and long-term obligations	834,354	399,000	0	0	1,233,354
Debt issuance costs	(79)	(43)	0	0	(122)

Net cash provided by (used in) financing activities	99,388	(1,332)	(5,533)	0	92,523
Effect of exchange rate changes on cash and cash equivalents	0	0	(355)	0	(355)

Net increase in cash and cash equivalents	0	10,420	43	0	10,463
Cash and cash equivalents at beginning of period	0	11,368	9,531	0	20,899

Cash and cash equivalents at end of period	$0	$21,788	$9,574	$0	$31,362

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

How We Assess the Performance of Our Company

In assessing the performance of our company, we consider a variety of performance and financial measures for our two operating segments, Retail and Wholesale. These key measures include revenues and gross profit, comparable retail same-store sales and operating expenses. We also review other metrics such as adjusted EBITDA. For a discussion of our use of these measures and a reconciliation of adjusted EBITDA to net income (loss), please see below.

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

Intercompany sales between the Wholesale and the Retail segment are eliminated, and the profits on intercompany sales are deferred and realized at the time the merchandise is sold to the consumer. For segment reporting purposes, certain general and administrative expenses and art and development costs are allocated based on revenues.

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

Comparable Retail Same-Store Sales. The growth in same-store sales represents the percentage change in same-store sales in the period presented compared to the prior year. Same-store sales exclude the net sales of a store for any period if the store was not open during the same period of the prior year. Comparable sales are calculated based upon stores that were open at least thirteen full months as of the end of the applicable reporting period. When a store is reconfigured or relocated within the same general territory, the store continues to be treated as the same store. If, during the period presented, a store was closed, sales from that store up to and including the closing day are included as same-store sales as long as the store was open during the same period of the prior year. Same-store sales for the Party City brand include retail e-commerce sales. Stores acquired from iParty Corp. (“iParty”) in May 2013 will be included in Party City’s same-store sales after the completion of thirteen full months following the acquisition.

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

As a result of the Transaction (see note 3 of the condensed consolidated financial statements included in Item 1.), we applied the acquisition method of accounting and increased the value of our inventory by $89.8 million as of July 28, 2012. The adjustment principally reflects the previously deferred wholesale margin on inventory supplied to our retail operations at July 27, 2012. Such adjustment increased our cost of sales subsequent to July 27, 2012 as the related inventory was sold. See “Results of Operations” below for further discussion.

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

Results of Operations

Three Months Ended March 31, 2014 Compared To Three Months Ended March 31, 2013

The following tables set forth the Company’s operating results and operating results as a percentage of total revenues for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014		2013
	(Dollars in thousands)
Revenues:
Net sales	$429,220	99.1%	$397,655	99.0%
Royalties and franchise fees	3,767	0.9	3,893	1.0

Total revenues	432,987	100.0	401,548	100.0
Expenses:
Cost of sales	274,381	63.4	267,198	66.5
Wholesale selling expenses	18,188	4.2	17,441	4.4
Retail operating expenses	80,286	18.6	73,240	18.2
Franchise expenses	3,365	0.7	3,203	0.8
General and administrative expenses	36,093	8.4	31,611	7.9
Art and development costs	4,771	1.0	4,684	1.2

Total expenses	417,084	96.3	397,377	99.0

Income from operations	15,903	3.7	4,171	1.0
Interest expense, net	31,269	7.3	33,906	8.4
Other expense, net	6,649	1.5	12,590	3.1

Loss before income taxes	(22,015)	(5.1)	(42,325)	(10.5)
Income tax benefit	(7,229)	(1.6)	(15,225)	(3.8)

Net loss	(14,786)	(3.5)	(27,100)	(6.7)
Less: net income attributable to noncontrolling interests	0	0.0	113	0.1

Net loss attributable to Party City Holdings Inc.	$(14,786)	(3.5%)	$(27,213)	(6.8%)

Revenues

Total revenues for the first quarter of 2014 were $433.0 million and were $31.4 million or 7.8% higher than the first quarter of 2013. The following table sets forth the Company’s total revenues for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014		2013
	Dollars in Thousands	Percentage of Total Revenues	Dollars in Thousands	Percentage of Total Revenues
Net Sales:
Wholesale	$232,491	53.7%	$213,055	53.0%
Eliminations	(102,850)	(23.8)%	(82,762)	(20.6)%

Net wholesale	129,641	29.9%	130,293	32.4%
Retail	299,579	69.2%	267,362	66.6%

Total net sales	429,220	99.1%	397,655	99.0%
Royalties and franchise fees	3,767	0.9%	3,893	1.0%

Total revenues	$432,987	100.0%	$401,548	100.0%

Retail

Retail net sales during the first quarter of 2014 were $299.6 million and increased $32.2 million or 12.1% compared to the corresponding period of 2013. Retail net sales at our Party City stores (including iParty stores acquired during May 2013) totaled $271.3 million and were $25.3 million or 10.3% higher than the corresponding quarter of 2013. The May

2013 acquisition and subsequent rebranding and remerchandising of iParty stores as Party City stores contributed $15.8 million to sales during the first quarter of 2014. The increase in sales at our Party City stores also reflects the operation of 19 additional stores during the first quarter of 2014 as, excluding the impact of the iParty acquisition, 25 stores were opened, six stores were acquired and 12 stores were closed during the twelve months ended March 31, 2014. Our global retail e-commerce sales totaled $28.3 million during the first quarter of 2014 and were $7.5 million or 36.1% higher than the first quarter of 2013, principally due to the March 2013 acquisition of our international e-commerce operations, Party Delights Ltd., which contributed an additional $4.9 million of sales during the first quarter of 2014. Retail net sales during the first quarter of 2014 were negatively impacted by approximately $1.5 million as a result of the timing of Easter, which shifted from March in 2013 to April in 2014. Retail sales during the first quarter of 2014 were also adversely affected by severe weather conditions in certain regions of the U.S. Same-store sales for the Party City brand (including domestic retail e-commerce sales and sales at acquired stores, to the extent that the stores were converted to the Party City format and included in our sales for the comparable period of the prior year) increased by 2.6% during 2014 as a 4.7% increase in average transaction dollar size was partially offset by a 2.1% decrease in transaction count. Excluding the impact of e-commerce, same-store sales increased by 1.7% as a 4.1% increase in average transaction dollar size was partially offset by a 2.4% decrease in transaction count. Domestic retail e-commerce sales increased by 13.2% due to a 9.9% increase in transaction count and a 3.3% increase in average transaction dollar size. The timing of Easter negatively affected same-store sales for the Party City brand by 0.6%. Retail net sales were also $0.6 million lower than the corresponding period of 2013 due to the closure of our remaining outlet stores prior to March 31, 2014.

Wholesale

Wholesale net sales during the first quarter of 2014 totaled $129.6 million and were $0.7 million, or 0.5%, lower than during the first quarter of 2013. During the quarter ended March 31, 2014, net sales to domestic party goods retailers and distributors, including our franchisee network, totaled $66.8 million and were $1.0 million, or 1.5%, lower than the corresponding quarter of 2013. The first quarter of 2013 included approximately $2 million of sales to iParty. As a result of the May 2013 acquisition of iParty, 2014 sales to iParty are now included in intercompany sales. Additionally, first quarter 2014 sales of summer/luau product were approximately $2 million lower than in the first quarter of 2013 as summer/luau sales shifted to the second quarter of 2014. These decreases were partially offset by an approximately $2 million increase in contract manufacturing sales of paper tableware and an approximately $1 million increase in sales of juvenile birthday product, principally driven by new licenses. Net sales of metallic balloons to domestic distributors and others totaled $20.2 million and were $0.3 million, or 1.5%, higher than in 2013. An increase in sales of metallic balloons as a result of improving helium supplies and the impact of new licenses, was substantially offset by a shift of approximately $2 million of Valentine’s Day sales into December 2013 (the corresponding sales shipped in January 2013 during the prior Valentine’s Day selling season). International net sales, including U.S. export sales, totaled $42.6 million and were consistent with the first quarter of 2013. Foreign currency exchange positively impacted 2014 sales by $0.6 million.

Intercompany sales to our retail affiliates were $102.9 million during the first quarter of 2014 and were $20.1 million, or 24.3%, higher than the corresponding period of 2013, reflecting sales growth at our retail operations, an increase in our wholesale share of shelf at our retail operations, and our acquisition of iParty during May 2013 (which resulted in approximately $8 million of first quarter 2014 sales to iParty being included in intercompany sales). Intercompany sales represented 44.3% of total wholesale sales during the first three months of 2014, compared to 38.9% during the corresponding period of 2013. The intercompany sales of our wholesale segment are eliminated against the intercompany purchases of our retail segment in the consolidated financial statements.

Royalties and franchise fees

Royalties and franchise fees for the first quarter of 2014 were $3.8 million and were principally consistent with the corresponding quarter of 2013.

Gross Profit

Our total gross profit on net sales during the first quarter of 2014 was 36.1%. The total gross profit on net sales during the first quarter of 2013 was 32.8%. As a result of the Transaction, we applied the acquisition method of accounting and increased the value of our inventory by $89.8 million as of July 28, 2012. Such adjustment increased our cost of sales during the first quarter of 2014 and the first quarter of 2013 by $1.4 million and $10.8 million, respectively, as the related inventory was sold. Further, during the application of the acquisition method of accounting, we increased the values of certain intangible assets and property, plant and equipment. The impact of such adjustments on depreciation and amortization expense increased our cost of sales during the first quarters of 2014 and 2013 by $4.5 million and $7.8 million, respectively. The purchase accounting adjustments to cost of sales negatively impacted our gross profit percentages during the first quarters of 2014 and 2013 by 140 basis points and 470 basis points, respectively.

The following table sets forth the Company’s gross profit for the three months ended March 31, 2014 and March 31, 2013.

	Three Months Ended March 31,
	2014		2013
	Dollars in Thousands	Percentage of Net Sales	Dollars in Thousands	Percentage of Net Sales
Retail	$112,190	37.5%	$91,497	34.2%
Wholesale	42,649	32.9	38,960	29.9

Total	$154,839	36.1%	$130,457	32.8%

The gross profit on net sales at retail during the first quarters of 2014 and 2013 was 37.5% and 34.2%, respectively. The purchase accounting adjustments to cost of sales negatively impacted retail’s gross profit percentage during the first three months of 2014 and 2013 by 120 basis points and 480 basis points, respectively. Excluding the impact of purchase accounting, the gross profit percentage during the first quarter of 2014 was slightly lower than during the first quarter of 2013 due to product mix. During the first quarter of 2014, our wholesale operations’ share of shelf at our domestic Party City stores (including stores acquired from iParty) and our domestic retail e-commerce operations (i.e., the percentage of total product costs included in cost of sales which relate to products supplied by our wholesale operations) was 67.7%. Our Canadian retail share of shelf was 67.9%.

The gross profit on net sales at wholesale during the first quarters of 2014 and 2013 was 32.9% and 29.9%, respectively. The purchase accounting adjustments to cost of sales negatively impacted wholesale’s gross profit percentage during the first three months of 2014 and 2013 by 170 basis points and 430 basis points, respectively. Excluding the impact of purchase accounting, the gross profit percentage during the first quarter of 2014 was slightly higher than during the first quarter of 2013 partially due to product mix.

Operating expenses

Wholesale selling expenses were $18.2 million during the first quarter of 2014 and $17.4 million during the first quarter of 2013. Wholesale selling expenses were $0.7 million, or 4.3%, higher than the first three months of 2013. As a result of the application of the acquisition method of accounting, we increased the values of certain intangible assets and property, plant and equipment. The impact of such adjustments on depreciation and amortization expense increased wholesale selling expenses during the first quarters of 2014 and 2013 by $1.8 million and $2.2 million, respectively. Wholesale selling expenses were 14.1% and 13.4% of net wholesale sales during the first three months of 2014 and 2013, respectively. The increase was principally due to inflationary cost increases, unfavorable foreign currency exchange and, to a lesser extent, the bringing in-house of certain international selling and marketing efforts (see above).

Retail operating expenses during the first quarters of 2014 and 2013 were $80.3 million and $73.2 million, respectively. Retail operating expenses during 2014 were $7.0 million or 9.7% higher than in 2013. The increase was principally due to approximately $6 million of retail operating costs related to iParty and Party Delights, which were acquired during 2013. Retail operating expenses were 26.8% and 27.4% of net retail sales during the first quarters of 2014 and 2013, respectively.

Franchise expenses during the first three months of 2014 and 2013 were $3.4 million and $3.2 million, respectively.

General and administrative expenses during the first quarters of 2014 and 2013 were $36.1 million and $31.6 million, respectively. General and administrative expenses during 2014 were $4.5 million or 14.2% higher than in 2013. The increase reflects approximately $2 million of expenses from iParty and Party Delights, which were acquired during 2013. The remainder of the increase was principally due to higher compensation-related costs, including equity-based compensation, higher legal and professional fees and the impact of unfavorable foreign currency exchange. General and administrative expenses were 8.4% and 7.9% of total revenues during the first quarters of 2014 and 2013, respectively.

Art and development costs during the first quarters of 2014 and 2013 were $4.8 million and $4.7 million, respectively. The costs were 1.0% and 1.2% of total revenues during the first quarters of 2014 and 2013, respectively.

Interest expense, net

Interest expense, net, totaled $31.3 million during the first quarter of 2014, compared to $33.9 million during the first quarter of 2013. The decrease was principally due to the February 2013 amendment of the New Term Loan Credit Agreement, which lowered the interest rate by 150 basis points (see the December 2013 Form 10-K for further discussion).

Other expense, net

Other expense, net, was $6.6 million during the three months ended March 31, 2014, compared to $12.6 million during the same period of 2013.

During February 2014, we amended the New Term Loan Credit Agreement. In conjunction with the refinancing, we wrote-off $1.6 million of costs that had been capitalized during the issuance of the debt. Additionally, we wrote-off $0.6 million of the net original issuance discount that existed as of the time of the amendment and $0.7 million of the unamortized call premium that existed at the time of the amendment. Also in conjunction with the refinancing, we expensed $1.4 million of banker and legal fees. See Note 12 to the condensed consolidated financial statements in Item 1 for further discussion.

During February 2013, we amended our New Term Loan Credit Agreement. In conjunction with the refinancing, we wrote-off $5.9 million of costs that had been capitalized during the initial issuance of the debt. Additionally, we wrote-off $2.3 million of the net original issuance discount that existed as of the time of the amendment. Also in conjunction with the refinancing, we expensed $2.5 million of a call premium and $1.6 million of banker and legal fees.

Income tax expense

The income tax benefit for the three months ended March 31, 2014 was determined based upon the Company’s estimated consolidated effective income tax rate for the year ending December 31, 2014. The difference between the estimated consolidated effective income tax rate for the year ending December 31, 2014 and the U.S. federal statutory rate is primarily attributable to unrecognized foreign tax credits and state income taxes, partially offset by the foreign rate differential and available domestic manufacturing deductions.

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

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
(Dollars in thousands)
Net loss	$(14,786)	$(27,100)
Interest expense, net	31,269	33,906
Income taxes	(7,229)	(15,225)
Depreciation and amortization	20,972	24,480

EBITDA	30,226	16,061
Equity-based compensation and other charges	396	—
Non-cash purchase accounting adjustments(a)	1,447	10,828
Management fee	839	750
Restructuring, retention and severance	1,539	573
Refinancing charges (b)	4,396	12,295
Deferred rent	2,689	1,924
Closed store expense	815	75
Undistributed loss in unconsolidated joint venture	583	58
Foreign currency losses	1,179	(1,393)
Other	726	1,498

Adjusted EBITDA	$44,835	$42,669

(a)	As a result of the Transaction (see Note 3 of the condensed consolidated financial statements included in Item 1), the Company applied the acquisition method of accounting and increased the value of its inventory by $89,754 as of July 28, 2012. Such adjustment increased the Company’s cost of sales during the three months ended March 31, 2014 and 2013 by $1,447 and $10,828, respectively, as the related inventory was sold.
(b)	During February 2013, the Company amended the New Term Loan Credit Agreement and recorded $12,295 of expense in its condensed consolidated financial statements. Additionally, during February 2014, the Company amended the New Term Loan Credit Agreement again and recorded $4,396 of expense. See Note 12 to the condensed consolidated financial statements in Item 1 for further discussion.

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

Cash Flow

Net cash used in operating activities totaled $77.2 million during the quarter ended March 31, 2014 and $60.1 million during the quarter ended March 31, 2013. Net cash flows provided by operating activities before changes in operating assets and liabilities were $12.7 million during the first quarter of 2014 and $5.4 million during the comparable quarter of 2013. Changes in operating assets and liabilities during the first quarters of 2014 and 2013 resulted in the use of cash of $89.9 million and $65.5 million, respectively, and principally reflected the pay down of Halloween and other fourth quarter seasonal trade accounts payable. The use of cash during the first quarter of 2014 was greater than during the first quarter of 2013 primarily due to the timing of the payment of trade payables and, to a lesser extent, the payment of Halloween and other fourth quarter trade payables related to iParty, which was acquired in May 2013.

Net cash used in investing activities totaled $15.3 million during the quarter ended March 31, 2014, as compared to $21.6 million during the three months ended March 31, 2013. Investing activities during the quarter ended March 31, 2013 included $10.7 million paid in connection with the acquisition of Party Delights. Capital expenditures during the three months ended March 31, 2014 and 2013 were $13.7 million and $10.9 million, respectively. Retail capital expenditures totaled $9.7 million during the quarter ended March 31, 2014 and principally related to store conversions and new stores. Wholesale capital expenditures totaled $4.0 million and primarily related to printing plates and dies, as well as machinery and equipment at the Company’s manufacturing operations.

Net cash provided by financing activities was $85.0 million during the quarter ended March 31, 2014, as compared to $92.5 million during the quarter ended March 31, 2013. Borrowings during the three months ended March 31, 2014 were principally used to pay down Halloween and other fourth quarter seasonal trade accounts payable. During February 2014, the Company amended the New Term Loan Credit Agreement. As all term loans outstanding at the time of the amendment were replaced with new term loans for the same principal amount, the Company included the total principal amount, $1,111.0 million, in both the repayment of loans, notes payable and long-term obligations and the proceeds from loans, notes payable and long-term obligations. Additionally, during February 2014, PCHI made a $16.5 million distribution to PC Nextco, its indirect parent, so that PC Nextco could pay interest on outstanding notes (see Note 6 of the condensed consolidated financial statements included in Item 1 for further detail).

At March 31, 2014, we had $241.1 million of excess availability under the New ABL Facility, after considering borrowing base restrictions.

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

Seasonality

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

Cautionary Note Regarding Forward-Looking Statements

From time to time, including in this filing and, in particular, the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we make “forward-looking statements” within the meaning of federal and state securities laws. Disclosures that use words such as the company “believes,” “anticipates,” “expects,” “estimates,” “intends,” “will,” “may” or “plans” and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect our current expectations and are based upon data available to us at the time the statements were made. An example of a forward-looking statement is our belief that our cash generated from operating activities and availability under our credit facilities will be adequate to meet our liquidity needs for at least the next 12 months. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from expectations. These risks, as well as other risks and uncertainties, are detailed in the sections titled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. All forward-looking statements are qualified by these cautionary statements and are made only as of the date of this filing. Any such forward-looking statements, whether made in this filing or elsewhere, should be considered in context with the various disclosures made by us about our business. The following risks related to our business, among others, could cause actual results to differ materially from those described in the forward-looking statements:

•	our ability to compete effectively in a competitive industry;

•	fluctuations in commodity prices;

•	our ability to appropriately respond to changing merchandise trends and consumer preferences;

•	successful implementation of our store growth strategy;

•	decreases in our Halloween sales;

•	disruption to the transportation system or increases in transportation costs;

•	product recalls or product liability;

•	economic slowdown affecting consumer spending and general economic conditions;

•	loss or actions of third party vendors and loss of the right to use licensed material;

•	disruptions at our manufacturing facilities;

•	failure by suppliers or third-party manufacturers to follow acceptable labor practices or to comply with other applicable laws and guidelines;

•	our international operations subjecting us to additional risks;

•	potential litigation and claims;

•	lack of available additional capital;

•	our inability to retain or hire key personnel;

•	risks associated with leasing substantial amounts of space;

•	failure of existing franchisees to conduct their business in accordance with agreed upon standards;

•	adequacy of our information systems, order fulfillment and distribution facilities;

•	our ability to adequately maintain the security of our electronic and other confidential information;

•	our inability to successfully identify and integrate acquisitions;

•	adequacy of our intellectual property rights;

•	adequacy of helium supplies;

•	risks related to our substantial indebtedness; and

•	the other factors set forth under “Risk Factors” in the Company’s Annual Report on Form 10-K.

Except as required by law, we undertake no obligation to update publicly any forward-looking statements after the date of this filing to conform these statements to actual results or to changes in our expectations.

You should read this filing with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a result of our variable rate indebtedness, our earnings are affected by changes in interest rates. If market interest rates for our variable rate indebtedness averaged 2% more than the interest rate incurred during the three months ended March 31, 2014 and 2013, the interest expense amounts disclosed in “Results of Operations” in Item 2. would have increased by $6.0 million and $6.1 million, respectively. The income (loss) before income taxes for the three months ended March 31, 2014 and 2013 would also have been impacted by the same amounts. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowings and considering any interest rate swap agreements. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management could potentially take action to mitigate our exposure to the change. However, due to the uncertainty of the specific actions that we would take and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

As a result of the sale of our products in foreign markets, our earnings are affected by fluctuations in the value of the U.S. dollar when compared to the values of foreign currencies. Although we periodically enter into foreign currency forward contracts to hedge against the earnings impact of such fluctuations, we (1) may not be able to achieve hedge effectiveness in order to qualify for hedge-accounting treatment and, therefore, would record any gain or loss on the mark-to-market of the contracts in other expense (income) and (2) may not be able to hedge such risks completely or permanently. A uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which our foreign sales are denominated would have decreased income from operations, as stated in the consolidated financial statements included elsewhere in this filing, by $2.2 million and $2.1 million during the three months ended March 31, 2014 and 2013, respectively. The income (loss) before income taxes would have also been impacted by the same amounts. In addition to the direct effects of changes in exchange rates, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not consider a potential change in sales levels or local currency prices.

Item 4. Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Act”)) as of March 31, 2014 pursuant to Rules 13a-15(b) and 15d-15(b) of the Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is: (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013; (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three month periods ended March 31, 2014 and March 31, 2013; (iii) the Condensed Consolidated Statement of Stockholder’s Equity for the three month period ended March 31, 2014 and (iv) the Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2014 and March 31, 2013; and (v) the Notes to the Condensed Consolidated Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARTY CITY HOLDINGS INC.

	By:	/s/ Michael A. Correale
Michael A. Correale
Date: May 15, 2014		Chief Financial Officer (on behalf of the registrant and as principal financial and accounting officer)