Form 10-Q
period 2014-06-30
Party City Holdings Inc.
filed 2014-08-14
CIK 1340554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 14, 2014, 100.00 shares of the Registrant’s common stock were outstanding. The Registrant’s common stock is not publicly traded.

PARTY CITY HOLDINGS INC.

Form 10-Q

June  30, 2014

PARTY CITY HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

	June 30, 2014	December 31, 2013
	(Note 2) (Unaudited)	(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$32,469	$25,487
Accounts receivable, net	124,550	139,539
Inventories, net	625,261	524,361
Prepaid expenses and other current assets	83,583	76,708

Total current assets	865,863	766,095
Property, plant and equipment, net	236,331	235,146
Goodwill	1,564,498	1,561,707
Trade names	570,608	570,141
Other intangible assets, net	118,216	129,408
Other assets, net	52,618	57,077

Total assets	$3,408,134	$3,319,574

LIABILITIES, REDEEMABLE COMMON SECURITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Loans and notes payable	$91,229	$36,047
Accounts payable	211,293	150,782
Accrued expenses	144,043	145,677
Income taxes payable	0	16,870
Current portion of long-term obligations	12,727	13,452

Total current liabilities	459,292	362,828
Long-term obligations, excluding current portion	1,785,422	1,788,246
Deferred income tax liabilities	313,137	318,173
Deferred rent and other long-term liabilities	41,215	23,445

Total liabilities	2,599,066	2,492,692

Redeemable common securities	25,169	23,555

Commitments and contingencies

Stockholder’s equity:
Common stock (100.0 shares issued and outstanding at June 30, 2014 and December 31, 2013)	0	0
Additional paid-in capital	774,725	790,989
Accumulated (deficit) retained earnings	(267)	6,930
Accumulated other comprehensive income	9,441	5,408

Total stockholder’s equity	783,899	803,327

Total liabilities, redeemable common securities and stockholder’s equity	$3,408,134	$3,319,574

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Amounts in thousands)

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
Revenues:
Net sales	$487,182	$441,976
Royalties and franchise fees	4,392	4,253

Total revenues	491,574	446,229

Expenses:
Cost of sales	304,518	287,377
Wholesale selling expenses	18,438	16,612
Retail operating expenses	85,667	81,609
Franchise expenses	3,431	3,301
General and administrative expenses	34,362	37,718
Art and development costs	4,853	5,014

Total expenses	451,269	431,631

Income from operations	40,305	14,598

Interest expense, net	30,331	31,768

Other (income) expense, net	(2,098)	1,891

Income (loss) before income taxes	12,072	(19,061)
Income tax expense (benefit)	4,483	(6,536)

Net income (loss)	7,589	(12,525)
Less: net income attributable to noncontrolling interests	0	66

Net income (loss) attributable to Party City Holdings Inc.	$7,589	$(12,591)

Comprehensive income (loss)	$12,255	$(15,565)
Less: comprehensive loss attributable to noncontrolling interests	0	(20)

Comprehensive income (loss) attributable to Party City Holdings Inc.	$12,255	$(15,545)

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(Amounts in thousands)

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Revenues:
Net sales	$916,402	$839,631
Royalties and franchise fees	8,159	8,146

Total revenues	924,561	847,777

Expenses:
Cost of sales	578,899	554,575
Wholesale selling expenses	36,626	34,053
Retail operating expenses	165,953	154,849
Franchise expenses	6,796	6,504
General and administrative expenses	70,455	69,329
Art and development costs	9,624	9,698

Total expenses	868,353	829,008

Income from operations	56,208	18,769

Interest expense, net	61,600	65,674

Other expense, net	4,551	14,481

Loss before income taxes	(9,943)	(61,386)
Income tax benefit	(2,746)	(21,761)

Net loss	(7,197)	(39,625)
Less: net income attributable to noncontrolling interests	0	179

Net loss attributable to Party City Holdings Inc.	$(7,197)	$(39,804)

Comprehensive loss	$(3,164)	$(49,504)
Less: comprehensive income attributable to noncontrolling interests	0	183

Comprehensive loss attributable to Party City Holdings Inc.	$(3,164)	$(49,687)

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

(Unaudited)

(Amounts in thousands, except share amounts)

	Common Shares	Common Stock	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholder’s Equity

Balance at December 31, 2013	100.00	$0	$790,989	$6,930	$5,408	$803,327
Net loss				(7,197)		(7,197)
Equity based compensation			791			791
Distribution to Parent			(16,503)			(16,503)
Adjustment of redeemable common shares issued to fair value			(552)			(552)
Foreign currency adjustments					4,077	4,077
Impact of foreign exchange contracts, net of taxes					(44)	(44)

Balance at June 30, 2014	100.00	$0	$774,725	$(267)	$9,441	$783,899

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited )

(Amounts in thousands)

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Cash flows provided by (used in) operating activities:
Net loss	$(7,197)	$(39,625)
Less: net income attributable to noncontrolling interests	0	179

Net loss attributable to Party City Holdings Inc.	(7,197)	(39,804)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	40,851	48,356
Amortization of deferred financing costs and original issuance discount	8,289	13,803
Provision for doubtful accounts	587	385
Deferred income tax benefit	(6,371)	(10,507)
Deferred rent	6,562	7,967
Undistributed loss in unconsolidated joint venture	472	19
Loss on disposal of equipment	2,315	72
Equity based compensation	791	1,353
Changes in operating assets and liabilities, net of effects of acquired businesses:
Decrease in accounts receivable	14,336	10,261
Increase in inventories	(97,847)	(23,877)
Decrease (increase) in prepaid expenses and other current assets	553	(7,791)
Increase (decrease) in accounts payable, accrued expenses and income taxes payable	44,266	(2,781)

Net cash provided by (used in) operating activities	7,607	(2,544)

Cash flows used in investing activities:
Cash paid in connection with acquisitions, net of cash acquired	(2,152)	(48,631)
Capital expenditures	(33,055)	(25,568)
Proceeds from disposal of property and equipment	947	207

Net cash used in investing activities	(34,260)	(73,992)

Cash flows provided by financing activities:
Repayment of loans, notes payable and long-term obligations	(1,191,656)	(1,146,532)
Proceeds from loans, notes payable and long-term obligations	1,240,735	1,228,901
Exercise of stock options	1,062	0
Distribution to Parent	(16,503)	0
Proceeds from the issuance of common stock	0	750
Debt issuance costs	(148)	(1,136)

Net cash provided by financing activities	33,490	81,983
Effect of exchange rate changes on cash and cash equivalents	145	(340)

Net increase in cash and cash equivalents	6,982	5,107
Cash and cash equivalents at beginning of period	25,487	20,899

Cash and cash equivalents at end of period	$32,469	$26,006

Supplemental disclosure of cash flow information:
Cash paid during the period
Interest	$58,367	$60,266
Income taxes, net of refunds	$15,835	$21,180

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share and per share amounts)

Note 1 – Description of Business

Party City Holdings Inc. (the “Company” or “PCHI”) designs, manufactures, contracts for manufacture and distributes party goods, including paper and plastic tableware, metallic and latex balloons, Halloween and other costumes, accessories, novelties, gifts and stationery throughout the world. In addition, the Company operates specialty retail party supply stores in the United States and Canada, principally under the names Party City and Halloween City, and e-commerce websites, principally through the domain name partycity.com. The Company also franchises both individual stores and franchise areas throughout the United States and Puerto Rico, principally under the name Party City.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands, except share and per share amounts)

Recently Issued Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The update clarifies that a performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition. The pronouncement will be effective for the Company during the first quarter of 2016. The Company does not believe that the pronouncement will have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The pronouncement contains a five-step model which replaces most existing revenue recognition guidance. The update will be effective for the Company during the first quarter of 2017 and can be applied retrospectively to prior reporting periods or through a cumulative-effect adjustment as of the date of adoption. The Company is in the process of evaluating the impact of the pronouncement on the Company’s consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. The update changes the criteria for reporting discontinued operations and enhances disclosures related to disposals of components of an entity. The pronouncement will be effective for the Company during the first quarter of 2015. Although the Company continues to review this pronouncement, it does not believe that it will have a material impact on the Company’s consolidated financial statements.

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

Note 3 – Inventories

Inventories consisted of the following:

	June 30, 2014	December 31, 2013
Finished goods	$599,758	$501,229
Raw materials	18,137	15,921
Work in process	7,366	7,211

	$625,261	$524,361

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

PARTY CITY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands, except share and per share amounts)

On July 27, 2012, PC Merger Sub, Inc., a wholly-owned subsidiary of PC Intermediate, merged into PCHI, with PCHI being the surviving entity (“the Transaction”). As a result of the Transaction, the Company applied the acquisition method of accounting and increased the value of its inventory by $89,754 as of July 28, 2012. The adjustment principally reflects the previously deferred wholesale margin on inventory supplied to the Company’s retail operations and on hand at July 27, 2012. Such adjustment increased the Company’s cost of sales during the three months ended June 30, 2014 and June 30, 2013 by $1,359 and $8,535, respectively, as the related inventory was sold. Additionally, such adjustment increased the Company’s cost of sales during the six months ended June 30, 2014 and June 30, 2013 by $2,806 and $19,363, respectively, as the related inventory was sold. At June 30, 2014 and December 31, 2013, $3,093 and $5,899 of the adjustment remained in finished goods, respectively.

Note 4 – Income Taxes

The income tax benefit for the six months ended June 30, 2014 was determined based upon the Company’s estimated consolidated effective income tax rate for the year ending December 31, 2014. The difference between the estimated consolidated effective income tax rate for the year ending December 31, 2014 and the U.S. federal statutory rate is primarily attributable to unrecognized foreign tax credits and state income taxes, partially offset by a foreign rate differential and available domestic manufacturing deductions.

PARTY CITY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands, except share and per share amounts)

Note 5 – Changes in Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income consisted of the following:

	Three Months Ended June 30, 2014
	Foreign Currency Adjustments	Impact of Foreign Exchange Contracts, Net of Taxes	Total, Net of Taxes

Balance at March 31, 2014	$5,111	$(336)	$4,775
Other comprehensive income (loss) before reclassifications, net of income tax benefit of $0, $61 and $61	4,704	(104)	4,600
Amounts reclassified from accumulated other comprehensive income to the condensed consolidated statement of operations and comprehensive income, net of income tax expense of $0, $39 and $39	0	66	66

Net current-period other comprehensive income (loss)	4,704	(38)	4,666

Balance at June 30, 2014	$9,815	$(374)	$9,441

	Three Months Ended June 30, 2013
	Foreign Currency Adjustments	Impact of Foreign Exchange Contracts, Net of Taxes	Total, Net of Taxes

Balance at March 31, 2013	$(917)	$188	$(729)
Other comprehensive loss before reclassifications, net of income tax expense of $0, $(34) and $(34)	(2,922)	(57)	(2,979)
Amounts reclassified from accumulated other comprehensive income to the condensed consolidated statement of operations and comprehensive loss, net of income tax expense of $0, $15 and $15	0	25	25

Net current-period other comprehensive loss	(2,922)	(32)	(2,954)

Balance at June 30, 2013	$(3,839)	$156	$(3,683)

PARTY CITY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands, except share and per share amounts)

	Six Months Ended June 30, 2014
	Foreign Currency Adjustments	Impact of Foreign Exchange Contracts, Net of Taxes	Total, Net of Taxes

Balance at December 31, 2013	$5,738	$(330)	$5,408
Other comprehensive income (loss) before reclassifications, net of income tax benefit of $0, $94 and $94	4,077	(160)	3,917
Amounts reclassified from accumulated other comprehensive income to the condensed consolidated statement of operations and comprehensive loss, net of income tax expense of $0, $68 and $68	0	116	116

Net current-period other comprehensive income (loss)	4,077	(44)	4,033

Balance at June 30, 2014	$9,815	$(374)	$9,441

	Six Months Ended June 30, 2013
	Foreign Currency Adjustments	Impact of Foreign Exchange Contracts, Net of Taxes	Total, Net of Taxes

Balance at December 31, 2012	$6,425	$(225)	$6,200
Other comprehensive (loss) income before reclassifications, net of income tax expense of $0, $119 and $119	(10,264)	203	(10,061)
Amounts reclassified from accumulated other comprehensive income to the condensed consolidated statement of operations and comprehensive loss, net of income tax expense of $0, $105 and $105	0	178	178

Net current-period other comprehensive (loss) income	(10,264)	381	(9,883)

Balance at June 30, 2013	$(3,839)	$156	$(3,683)

PARTY CITY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands, except share and per share amounts)

Note 6 – Capital Stock

At June 30, 2014, the Company’s authorized capital stock consisted of 100.00 shares of $0.01 par value common stock.

Under the terms of Party City Holdco’s stockholders’ agreement, dated July 27, 2012, Party City Holdco has an option to purchase all of the shares of common stock held by former employees and, under certain circumstances, former employee stockholders can require Party City Holdco to purchase all of the shares held by the former employees. The aggregate amount that may be payable by the Company to current employee stockholders should they die or become disabled, based on the estimated fair market value of fully paid and vested common securities, totaled $25,169 and $23,555 at June 30, 2014 and December 31, 2013, respectively, and was classified as redeemable common securities on the Company’s condensed consolidated balance sheet, with a corresponding adjustment to additional paid-in capital. As there is no active market for the common stock, the Company estimates the fair value of the stock based on a valuation model, which is periodically substantiated by independent appraisals or third-party transactions, including acquisitions.

The changes in redeemable common securities during the six months ended June 30, 2014 were as follows:

Balance at December 31, 2013	$23,555
Common shares issued due to stock option exercises	1,062
Adjustment of common shares issued to fair value	552

Balance at June 30, 2014	$25,169

During the six months ended June 30, 2014, certain employees exercised stock options for approximately 71 shares of Party City Holdco’s redeemable common stock. The stock options had an exercise price of $14,913 per share and, upon issuance; the shares were adjusted to fair value, with a corresponding adjustment to additional paid-in capital.

On August 1, 2013, PC Nextco issued $350,000 of 8.75% notes (“the Nextco Notes”). The Nextco Notes, which mature on August 15, 2019 and which pay interest semiannually on February 15th and August 15th, are not guaranteed by the Company. However, since PC Nextco has no assets or operations other than its investment in, and income (loss) from, the Company and its subsidiaries, interest and principal payments for the Nextco Notes will be funded by the Company. During February 2014, the Company made a $16,503 distribution to its Parent, PC Intermediate. PC Intermediate then distributed the funds to PC Nextco so that PC Nextco could make an interest payment on the Nextco Notes.

PARTY CITY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands, except share and per share amounts)

Note 7 – Segment Information

Industry Segments

The Company has two identifiable business segments. The Wholesale segment designs, manufactures, contracts for manufacture and distributes party goods, including paper and plastic tableware, metallic and latex balloons, Halloween and other costumes, accessories, novelties, gifts and stationery throughout the world. The Retail segment operates specialty retail party supply stores in the United States and Canada, principally under the names Party City and Halloween City, and e-commerce websites, principally through the domain name partycity.com. The Retail segment also franchises both individual stores and franchise areas throughout the United States and Puerto Rico, principally under the name Party City.

The Company’s industry segment data for the three months ended June 30, 2014 and June 30, 2013 was as follows:

	Wholesale	Retail	Consolidated
Three Months Ended June 30, 2014
Revenues:
Net sales	$255,803	$342,436	$598,239
Royalties and franchise fees	0	4,392	4,392

Total revenues	255,803	346,828	602,631
Eliminations	(111,057)	0	(111,057)

Net revenues	$144,746	$346,828	$491,574

Income from operations	$14,668	$25,637	$40,305

Interest expense, net			30,331
Other income, net			(2,098)

Income before income taxes			$12,072

	Wholesale	Retail	Consolidated
Three Months Ended June 30, 2013
Revenues:
Net sales	$216,150	$313,329	$529,479
Royalties and franchise fees	0	4,253	4,253

Total revenues	216,150	317,582	533,732
Eliminations	(87,503)	0	(87,503)

Net revenues	$128,647	$317,582	$446,229

Income from operations	$4,687	$9,911	$14,598

Interest expense, net			31,768
Other expense, net			1,891

Loss before income taxes			$(19,061)

PARTY CITY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands, except share and per share amounts)

The Company’s industry segment data for the six months ended June 30, 2014 and June 30, 2013 was as follows:

	Wholesale	Retail	Consolidated
Six Months Ended June 30, 2014
Revenues:
Net sales	$488,294	$642,015	$1,130,309
Royalties and franchise fees	0	8,159	8,159

Total revenues	488,294	650,174	1,138,468
Eliminations	(213,907)	0	(213,907)

Net revenues	$274,387	$650,174	$924,561

Income from operations	$26,570	$29,638	$56,208

Interest expense, net			61,600
Other expense, net			4,551

Loss before income taxes			$(9,943)

	Wholesale	Retail	Consolidated
Six Months Ended June 30, 2013
Revenues:
Net sales	$429,205	$580,691	$1,009,896
Royalties and franchise fees	0	8,146	8,146

Total revenues	429,205	588,837	1,018,042
Eliminations	(170,265)	0	(170,265)

Net revenues	$258,940	$588,837	$847,777

Income from operations	$13,655	$5,114	$18,769

Interest expense, net			65,674
Other expense, net			14,481

Loss before income taxes			$(61,386)

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

The Company is an assignor with contingent lease liability for four stores sold to franchisees and other parties. The potential contingent lease obligations continue until the applicable leases expire in 2018. The maximum amount of the contingent lease obligations may vary, but is limited to the sum of the total amount due under the leases. At June 30, 2014, the maximum amount of the contingent lease obligations was approximately $1,475. Payment of such amount is contingent upon certain events occurring, which management has not assessed as probable or estimable at this time.

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

Interest Rate Risk Management

As part of the Company’s risk management strategy, the Company periodically uses interest rate swap agreements to hedge the variability of cash flows on floating rate debt obligations. Accordingly, interest rate swap agreements are reflected in the consolidated balance sheets at fair value and the related gains and losses on these contracts are deferred in stockholder’s equity and recognized in interest expense over the same period in which the related interest payments being hedged are recognized in income. The fair value of an interest rate swap agreement is the estimated amount that the counterparty would receive or pay to terminate the swap agreement at the reporting date, taking into account current interest rates and the current creditworthiness of the swap counterparty. The Company did not utilize interest rate swap agreements during the six months ended June 30, 2014 and June 30, 2013.

Foreign Exchange Risk Management

A portion of the Company’s cash flows is derived from transactions denominated in foreign currencies. In order to reduce the uncertainty of foreign exchange rate movements on transactions denominated in foreign currencies, including the British Pound Sterling, the Canadian Dollar, the Euro, the Malaysian Ringgit and the Australian Dollar, the Company enters into foreign exchange contracts with major international financial institutions. These forward contracts, which typically mature within one year, are designed to hedge anticipated foreign currency transactions, primarily inventory purchases and sales. For contracts that qualify for hedge accounting, the terms of the foreign exchange contracts are such that cash flows from the contracts should be highly effective in offsetting the expected cash flows from the underlying forecasted transactions.

The foreign currency exchange contracts are reflected in the consolidated balance sheets at fair value. The fair value of the foreign currency exchange contracts is the estimated amount that the counterparties would receive or pay to terminate the foreign currency exchange contracts at the reporting date, taking into account current foreign exchange spot rates. At June 30, 2014 and December 31, 2013, the Company had foreign currency exchange contracts that qualified for hedge accounting. No components of these agreements were excluded in the measurement of hedge effectiveness. As these hedges were 100% effective, there was no impact on earnings due to hedge ineffectiveness. The Company anticipates that substantially all unrealized gains and losses in accumulated other comprehensive income related to these foreign currency exchange contracts will be reclassified into earnings by June 2015.

PARTY CITY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands, except share and per share amounts)

The following table displays the fair values of the Company’s derivatives at June 30, 2014 and December 31, 2013:

	Derivative Assets				Derivative Liabilities
	Balance Sheet Line	Fair Value	Balance Sheet Line	Fair Value	Balance Sheet Line	Fair Value	Balance Sheet Line	Fair Value
Derivative Instrument	June 30, 2014		December 31, 2013		June 30, 2014		December 31, 2013

Foreign Exchange Contracts	(a) PP	$279	(a) PP	$0	(b) AE	$441	(b) AE	$597

(a)	PP = Prepaid expenses and other current assets
(b)	AE = Accrued expenses

The following table displays the notional amounts of the Company’s derivatives at June 30, 2014 and December 31, 2013:

Derivative Instrument	June 30, 2014	December 31, 2013

Foreign Exchange Contracts	$21,700	$33,250

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

PARTY CITY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands, except share and per share amounts)

The following table shows assets and liabilities as of June 30, 2014 that are measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total as of June 30, 2014
Derivative assets	$0	$279	$0	$279
Derivative liabilities	0	441	0	441

The following table shows assets and liabilities as of December 31, 2013 that are measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total as of December 31, 2013
Derivative assets	$0	$0	$0	$0
Derivative liabilities	0	597	0	597

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record other assets and liabilities at fair value on a nonrecurring basis, generally as a result of impairment charges.

The carrying amounts for cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximated fair value at June 30, 2014 because of the short-term maturities of the instruments and/or their variable rates of interest.

The carrying amount and fair value of the Company’s borrowings under its $1,125,000 Term Loan Credit Agreement (“New Term Loan Credit Agreement”) and its $700,000 Senior Notes (“New Senior Notes”) are as follows:

	June 30, 2014
	Carrying Amount	Fair Value
New Term Loan Credit Agreement	$1,094,568	$1,100,175
New Senior Notes	700,000	777,000

The fair value of the New Senior Notes represents a Level 1 fair value measurement as the notes trade in an active market. The fair value of the New Term Loan Credit Agreement represents a Level 2 fair value measurement as the debt instrument trades in an inactive market.

The carrying amounts for other long-term debt approximated fair value at June 30, 2014 based on the discounted future cash flow of each instrument at rates currently offered for similar debt instruments of comparable maturity.

PARTY CITY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands, except share and per share amounts)

Note 11 – Debt

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

As the New Term Loan Credit Agreement is a loan syndication, the Company assessed whether the debt modification should be accounted for as an extinguishment on a creditor-by-creditor basis. During the six months ended June 30, 2014, the Company wrote-off $1,649 of costs incurred during the issuance of the debt and which were being amortized over the life of the debt. The amount was recorded in other expense in the Company’s condensed consolidated statement of operations and comprehensive loss and included in amortization of deferred financing costs and original issuance discount in the Company’s condensed consolidated statement of cash flows. The remaining costs of $15,626 will continue to be amortized over the life of the debt, using the effective interest method. Additionally, during the six months ended June 30, 2014, the Company recorded in other expense $642 of the net original issuance discount that existed as of the time of the amendment. The remainder of the discount, $6,087, will continue to be amortized over the life of the debt, using the effective interest method. Further, during the six months ended June 30, 2014, the Company recorded in other expense $698 of the unamortized call premium that existed as of the time of the amendment. The remainder of the call premium, $6,611, will continue to be amortized over the life of the debt, using the effective interest method. Finally, in conjunction with the amendment, the Company incurred $1,555 of banker and legal fees; $1,407 of which was recorded in other expense during the six months ended June 30, 2014. The rest of the costs, $148, will be amortized over the life of the debt, using the effective interest method.

As all term loans outstanding at the time of the amendment were replaced with new term loans for the same principal amount, the Company included the total principal amount, $1,110,966, in both repayment of loans, notes payable and long-term obligations and proceeds from loans, notes payable and long-term obligations in the financing activities section of the Company’s condensed consolidated statement of cash flows for the six months ended June 30, 2014.

Note 12 – Business Interruption Proceeds

During October 2012, the Company’s operations were negatively impacted by Superstorm Sandy. During the three months ended June 30, 2014, the Company received $3,716 of business interruption insurance proceeds related to the storm and the Company recorded the proceeds in Other expense, net in the Company’s condensed consolidated statement of operations and comprehensive income (loss).

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

The following information presents condensed consolidating balance sheets at June 30, 2014 and December 31, 2013, the condensed consolidating statements of operations and comprehensive loss for the three and six months ended June 30, 2014 and 2013 and the related condensed consolidating statements of cash flows for the six months ended June 30, 2014 and 2013, for the combined Guarantors and the combined Non-guarantors, together with the elimination entries necessary to consolidate the entities comprising the combined companies.

PARTY CITY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

June 30, 2014

(Amounts in thousands)

	PCHI	Combined Guarantors	Combined Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$0	$20,197	$12,272	$0	$32,469
Accounts receivable , net	0	76,786	47,764	0	124,550
Inventories, net	0	552,322	72,939	0	625,261
Prepaid expenses and other current assets	0	73,303	10,280	0	83,583

Total current assets	0	722,608	143,255	0	865,863
Property, plant and equipment, net	0	212,953	23,378	0	236,331
Goodwill	0	1,486,551	77,947	0	1,564,498
Trade names	0	556,000	14,608	0	570,608
Other intangible assets, net	0	116,482	1,734	0	118,216
Investment in and advances to consolidated subsidiaries	691,262	0	387	(691,649)	0
Due from affiliates	1,585,148	119,905	91,908	(1,795,393)	1,568
Other assets, net	36,514	14,414	122	0	51,050

Total assets	$2,312,924	$3,228,913	$353,339	$(2,487,042)	$3,408,134

LIABILITIES, REDEEMABLE COMMON SECURITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Loans and notes payable	$90,000	$0	$1,229	$0	$91,229
Accounts payable	0	159,836	51,457	0	211,293
Accrued expenses	29,542	95,940	18,561	0	144,043
Income taxes payable	(20,466)	19,957	509	0	0
Due to affiliates	0	1,692,076	103,704	(1,795,780)	0
Current portion of long-term obligations	7,250	5,476	1	0	12,727

Total current liabilities	106,326	1,973,285	175,461	(1,795,780)	459,292
Long-term obligations, excluding current portion	1,397,530	387,866	26	0	1,785,422
Deferred income tax liabilities	0	312,909	228	0	313,137
Deferred rent and other long-term liabilities	0	39,276	1,939	0	41,215

Total liabilities	1,503,856	2,713,336	177,654	(1,795,780)	2,599,066

Redeemable common securities	25,169	0	0	0	25,169

Commitments and contingencies

Stockholder’s equity:
Common Stock	0	0	335	(335)	0
Additional paid-in capital	774,725	374,472	163,402	(537,874)	774,725
(Accumulated deficit) retained earnings	(267)	141,105	2,507	(143,612)	(267)
Accumulated other comprehensive income	9,441	0	9,441	(9,441)	9,441

Total stockholder’s equity	783,899	515,577	175,685	(691,262)	783,899
Total liabilities, redeemable common securities and Stockholder’s equity	$2,312,924	$3,228,913	$353,339	$(2,487,042)	$3,408,134

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

PARTY CITY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

Three Months Ended June 30, 2014

(Amounts in thousands)

	PCHI	Combined Guarantors	Combined Non- Guarantors	Eliminations	Consolidated
Revenues:
Net sales	$0	$426,865	$103,098	$(42,781)	$487,182
Royalties and franchise fees	0	4,392	0	0	4,392

Total revenues	0	431,257	103,098	(42,781)	491,574

Expenses:
Cost of sales	0	262,227	85,072	(42,781)	304,518
Wholesale selling expenses	0	10,464	7,974	0	18,438
Retail operating expenses	0	80,967	4,700	0	85,667
Franchise expenses	0	3,431	0	0	3,431
General and administrative expenses	0	27,902	6,460	0	34,362
Art and development costs	0	4,853	0	0	4,853

Total expenses	0	389,844	104,206	(42,781)	451,269

Income (loss) from operations	0	41,413	(1,108)	0	40,305

Interest expense, net	25,768	4,527	36	0	30,331
Other expense, net	162	2,447	(4,707)	0	(2,098)

(Loss) income before income taxes	(25,930)	34,439	3,563	0	12,072

Income tax (benefit) expense	(9,591)	13,294	780	0	4,483
Equity based income from subsidiaries	23,928	0	0	(23,928)	0

Net income	$7,589	$21,145	$2,783	$(23,928)	$7,589

Comprehensive income	$12,255	$21,145	$7,449	$(28,594)	$12,255

PARTY CITY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

Three Months Ended June 30, 2013

(Amounts in thousands)

	PCHI	Combined Guarantors	Combined Non- Guarantors	Eliminations	Consolidated
Revenues:
Net sales	$0	$390,629	$78,323	$(26,976)	$441,976
Royalties and franchise fees	0	4,253	0	0	4,253

Total revenues	0	394,882	78,323	(26,976)	446,229

Expenses:
Cost of sales	0	251,672	62,681	(26,976)	287,377
Wholesale selling expenses	0	10,196	6,416	0	16,612
Retail operating expenses	0	77,864	3,745	0	81,609
Franchise expenses	0	3,301	0	0	3,301
General and administrative expenses	0	31,300	6,418	0	37,718
Art and development costs	0	4,822	192	0	5,014

Total expenses	0	379,155	79,452	(26,976)	431,631

Income (loss) from operations	0	15,727	(1,129)	0	14,598

Interest expense, net	26,905	4,726	137	0	31,768
Other expense (income), net	193	4,011	(2,313)	0	1,891

(Loss) income before income taxes	(27,098)	6,990	1,047	0	(19,061)

Income tax (benefit) expense	(8,096)	2,089	(529)	0	(6,536)
Equity based income from subsidiaries	6,477	0	0	(6,477)	0

Net (loss) income	(12,525)	4,901	1,576	(6,477)	(12,525)
Less: net income attributable to non-controlling interest	66	0	66	(66)	66

Net (loss) income attributable to PCHI	$(12,591)	$4,901	$1,510	$(6,411)	$(12,591)

Comprehensive (loss) income	$(15,565)	$4,901	$(1,419)	$(3,482)	$(15,565)
Less: comprehensive loss attributable to non-controlling interest	(20)	0	(20)	20	(20)

Comprehensive (loss) income attributable to PCHI	$(15,545)	$4,901	$(1,399)	$(3,502)	$(15,545)

PARTY CITY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

Six Months Ended June 30, 2014

(Amounts in thousands)

	PCHI	Combined Guarantors	Combined Non- Guarantors	Eliminations	Consolidated
Revenues:
Net sales	$0	$810,091	$160,876	$(54,565)	$916,402
Royalties and franchise fees	0	8,159	0	0	8,159

Total revenues	0	818,250	160,876	(54,565)	924,561

Expenses:
Cost of sales	0	503,777	129,687	(54,565)	578,899
Wholesale selling expenses	0	20,875	15,751	0	36,626
Retail operating expenses	0	157,107	8,846	0	165,953
Franchise expenses	0	6,796	0	0	6,796
General and administrative expenses	0	57,927	12,528	0	70,455
Art and development costs	0	9,624	0	0	9,624

Total expenses	0	756,106	166,812	(54,565)	868,353

Income (loss) from operations	0	62,144	(5,936)	0	56,208

Interest expense, net	52,217	9,314	69	0	61,600
Other expense (income), net	3,097	5,295	(3,841)	0	4,551

(Loss) income before income taxes	(55,314)	47,535	(2,164)	0	(9,943)

Income tax (benefit) expense	(20,466)	17,096	624	0	(2,746)
Equity based income from subsidiaries	27,651	0	0	(27,651)	0

Net (loss) income	$(7,197)	$30,439	$(2,788)	$(27,651)	$(7,197)

Comprehensive (loss) income	$(3,164)	$30,439	$1,245	$(31,684)	$(3,164)

PARTY CITY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

Six Months Ended June 30, 2013

(Amounts in thousands)

		Combined	Combined Non-
	PCHI	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Net sales	$0	$746,591	$128,090	$(35,050)	$839,631
Royalties and franchise fees	0	8,146	0	0	8,146

Total revenues	0	754,737	128,090	(35,050)	847,777

Expenses:
Cost of sales	0	488,946	100,679	(35,050)	554,575
Wholesale selling expenses	0	20,821	13,232	0	34,053
Retail operating expenses	0	148,035	6,814	0	154,849
Franchise expenses	0	6,504	0	0	6,504
General and administrative expenses	0	57,293	12,036	0	69,329
Art and development costs	0	9,384	314	0	9,698

Total expenses	0	730,983	133,075	(35,050)	829,008

Income (loss) from operations	0	23,754	(4,985)	0	18,769

Interest expense, net	54,830	10,552	292	0	65,674
Other expense (income), net	9,550	8,159	(3,228)	0	14,481

(Loss) income before income taxes	(64,380)	5,043	(2,049)	0	(61,386)

Income tax (benefit) expense	(22,021)	1,725	(1,465)	0	(21,761)
Equity based income from subsidiaries	2,734	0	0	(2,734)	0

Net (loss) income	(39,625)	3,318	(584)	(2,734)	(39,625)
Less: net income attributable to non-controlling interest	179	0	179	(179)	179

Net (loss) income attributable to PCHI	$(39,804)	$3,318	$(763)	$(2,555)	$(39,804)

Comprehensive (loss) income	$(49,504)	$3,318	$(10,360)	$7,042	$(49,504)
Less: comprehensive income attributable to non-controlling interest	183	0	183	(183)	183

Comprehensive (loss) income attributable to PCHI	$(49,687)	$3,318	$(10,543)	$7,225	$(49,687)

PARTY CITY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2014

(Amounts in thousands)

	PCHI	Combined Guarantors	Combined Non- Guarantors	Eliminations	Consolidated
Cash flows (used in) provided by operating activities:
Net (loss) income	$(7,197)	$30,439	$(2,788)	$(27,651)	$(7,197)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	0	38,356	2,495	0	40,851
Amortization of deferred financing costs and original issuance discount	6,227	2,062	0	0	8,289
Provision for doubtful accounts	0	273	314	0	587
Deferred income tax benefit	0	(5,520)	(851)	0	(6,371)
Deferred rent	0	6,186	376	0	6,562
Undistributed loss in unconsolidated joint venture	0	472	0	0	472
Loss (gain) on disposal of equipment	0	2,323	(8)	0	2,315
Equity based income from subsidiaries	(27,651)	0	0	27,651	0
Equity based compensation	0	791	0	0	791

Changes in operating assets and liabilities, net of effects of acquired businesses:
Decrease (increase) in accounts receivable	0	14,957	(621)	0	14,336
Increase in inventories	0	(90,876)	(6,971)	0	(97,847)
(Increase) decrease in prepaid expenses and other current assets	0	(4,237)	4,790	0	553
(Decrease) increase in accounts payable, accrued expenses and income taxes payable	(7,410)	42,422	9,254	0	44,266

Net cash (used in) provided by operating activities	(36,031)	37,648	5,990	0	7,607

Cash flows used in investing activities:
Cash paid in connection with acquisitions, net of cash acquired	0	(2,152)	0	0	(2,152)
Capital expenditures	0	(29,424)	(3,631)	0	(33,055)
Proceeds from disposal of property and equipment	0	433	514	0	947

Net cash used in investing activities	0	(31,143)	(3,117)	0	(34,260)

Cash flows provided by (used in) financing activities:
Repayments of loans, notes payable and long-term obligations	(794,111)	(397,494)	(51)	0	(1,191,656)
Proceeds from loans, notes payable and long-term obligations	845,731	395,004	0	0	1,240,735
Exercise of stock options	1,062	0	0	0	1,062
Distribution to Parent	(16,503)	0	0	0	(16,503)
Debt issuance costs	(148)	0	0	0	(148)

Net cash provided by (used in) financing activities	36,031	(2,490)	(51)	0	33,490
Effect of exchange rate changes on cash and cash equivalents	0	0	145	0	145

Net increase in cash and cash equivalents	0	4,015	2,967	0	6,982
Cash and cash equivalents at beginning of period	0	16,182	9,305	0	25,487

Cash and cash equivalents at end of period	$0	$20,197	$12,272	$0	$32,469

PARTY CITY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2013

(Amounts in thousands)

	PCHI	Combined Guarantors	Combined Non- Guarantors	Elimination	Consolidated
Cash flows (used in) provided by operating activities:
Net (loss) income	$(39,625)	$3,318	$(584)	$(2,734)	$(39,625)
Net income attributable to noncontrolling interest	179	0	179	(179)	179

Net (loss) income attributable to PCHI	(39,804)	3,318	(763)	(2,555)	(39,804)

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	0	46,066	2,290	0	48,356
Amortization of deferred financing costs and original issuance discount	9,805	3,998	0	0	13,803
Provision for doubtful accounts	0	101	284	0	385
Deferred income tax benefit	0	(10,399)	(108)	0	(10,507)
Deferred rent	0	7,302	665	0	7,967
Undistributed loss in unconsolidated joint venture	0	19	0	0	19
Loss (gain) on disposal of equipment	0	75	(3)	0	72
Equity based income from subsidiaries	(2,734)	0	0	2,734	0
Equity based compensation	0	1,353	0	0	1,353

Changes in operating assets and liabilities, net of effects of acquired businesses:
Decrease (increase) in accounts receivable	0	13,502	(3,241)	0	10,261
Increase in inventories	0	(21,116)	(2,761)	0	(23,877)
Increase in prepaid expenses and other current assets	0	(6,933)	(858)	0	(7,791)
(Decrease) increase in accounts payable, accrued expenses and income taxes payable	(22,793)	(9,113)	29,304	(179)	(2,781)

Net cash (used in) provided by operating activities	(55,526)	28,173	24,809	0	(2,544)

Cash flows used in investing activities:
Cash paid in connection with acquisitions, net of cash acquired	(37,930)	0	(10,701)	0	(48,631)
Capital expenditures	0	(21,371)	(4,197)	0	(25,568)
Proceeds from disposal of property and equipment	0	192	15	0	207

Net cash used in investing activities	(37,930)	(21,179)	(14,883)	0	(73,992)

Cash flows provided by (used in) financing activities:
Repayments of loans, notes payable and long-term obligations	(736,463)	(401,941)	(8,128)	0	(1,146,532)
Proceeds from loans, notes payable and long-term obligations	829,901	399,000	0	0	1,228,901
Proceeds from the issuance of common stock	750	0	0	0	750
Debt issuance costs	(732)	(404)	0	0	(1,136)

Net cash provided by (used in) financing activities	93,456	(3,345)	(8,128)	0	81,983
Effect of exchange rate changes on cash and cash equivalents	0	0	(340)	0	(340)

Net increase in cash and cash equivalents	0	3,649	1,458	0	5,107
Cash and cash equivalents at beginning of period	0	11,368	9,531	0	20,899

Cash and cash equivalents at end of period	$0	$15,017	$10,989	$0	$26,006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References throughout this document to “PCHI” and the “Company” include Party City Holdings Inc. and its subsidiaries. In this document the words “we,” “our,” “ours” and “us” refer only to the Company and its subsidiaries and not to any other person.

Business Overview

Our Company

We are the leading party goods retailer by revenue in North America and, we believe, the largest vertically integrated supplier of decorated party goods globally, based on revenues, with multiple levers to drive future growth across channels, products and geographies. We have the only coast-to-coast network of party superstores in the U.S. and Canada that make it easy and fun to enhance special occasions with a differentiated shopping experience and an unrivaled assortment of innovative and exciting merchandise offered at a compelling value. Through a series of acquisitions, we built a powerful retail operation that captures the full manufacturing-to-retail margin on a significant portion of the products sold in our stores. We believe we are the largest global designer, manufacturer and distributor of decorated party supplies, by revenue, with products found in over 40,000 retail outlets worldwide, including our own stores as well as independent party supply stores, mass merchants, grocery retailers, dollar stores and others. Our category-defining retail concept, multi-channel reach, widely recognized brands, broad and deep product offering, and low-cost global sourcing model are, we believe, significant competitive advantages. We believe these characteristics position us for continued organic and acquisition-led growth and margin expansion.

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

Comparable Retail Same-Store Sales. The growth in same-store sales represents the percentage change in same-store sales in the period presented compared to the prior year. Same-store sales exclude the net sales of a store for any period if the store was not open during the same period of the prior year. Comparable sales are calculated based upon stores that were open at least thirteen full months as of the end of the applicable reporting period. When a store is reconfigured or relocated within the same general territory, the store continues to be treated as the same store. If, during the period presented, a store was closed, sales from that store up to and including the closing day are included as same-store sales as long as the store was open during the same period of the prior year. Same-store sales for the Party City brand include retail e-commerce sales. Stores acquired from iParty Corp. (“iParty”) in May 2013 were included in Party City’s same-store sales after the completion of thirteen full months following the acquisition.

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

As a result of the Transaction (see note 3 of the condensed consolidated financial statements included in Item 1.), we applied the acquisition method of accounting and increased the value of our inventory by $89.8 million as of July 28, 2012. The adjustment principally reflects the previously deferred wholesale margin on inventory supplied to our retail operations and on hand at July 27, 2012. Such adjustment increased our cost of sales subsequent to July 27, 2012 as the related inventory was sold. See “Results of Operations” below for further discussion.

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

Adjusted EBITDA. We define EBITDA as net income (loss) before interest expense, net, income taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA, as further adjusted to eliminate the impact of certain items that we do not consider indicative of our ongoing operating performance. We caution investors that amounts presented in accordance with our definition of Adjusted EBITDA may not be comparable to similar measures disclosed by other issuers, because not all issuers and analysts calculate Adjusted EBITDA in the same manner. We present Adjusted EBITDA because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we use Adjusted EBITDA: (i) as a factor in determining incentive compensation, (ii) to evaluate the effectiveness of our business strategies and (iii) because the credit facility uses Adjusted EBITDA to measure compliance with certain covenants (see our annual report for further discussion).

Results of Operations

Three Months Ended June 30, 2014 Compared To Three Months Ended June 30, 2013

The following table sets forth the Company’s operating results and operating results as a percentage of total revenues for the three months ended June 30, 2014 and 2013.

	Three Months Ended June 30,
	2014		2013
	(Dollars in thousands)

Revenues:
Net sales	$487,182	99.1%	$441,976	99.0%
Royalties and franchise fees	4,392	0.9	4,253	1.0

Total revenues	491,574	100.0	446,229	100.0

Expenses:

Cost of sales	304,518	62.0	287,377	64.4
Wholesale selling expenses	18,438	3.7	16,612	3.7
Retail operating expenses	85,667	17.4	81,609	18.3
Franchise expenses	3,431	0.7	3,301	0.7
General and administrative expenses	34,362	7.0	37,718	8.5
Art and development costs	4,853	1.0	5,014	1.1

Total expenses	451,269	91.8	431,631	96.7

Income from operations	40,305	8.2	14,598	3.3

Interest expense, net	30,331	6.2	31,768	7.1
Other (income) expense, net	(2,098)	(0.5)	1,891	0.5

Income (loss) before income taxes	12,072	2.5	(19,061)	(4.3)

Income tax expense (benefit)	4,483	0.9	(6,536)	(1.5)

Net income (loss)	7,589	1.6	(12,525)	(2.8)
Less: net income attributable to noncontrolling interests	0	0.0	66	0.0

Net income (loss) attributable to Party City Holdings Inc.	$7,589	1.6%	$(12,591)	(2.8%)

Revenues

Total revenues for the second quarter of 2014 were $491.6 million and were $45.3 million or 10.2% higher than the second quarter of 2013. The following table sets forth the Company’s total revenues for the three months ended June 30, 2014 and 2013.

	Three Months Ended June 30,
	2014		2013
	Dollars in Thousands	Percentage of Total Revenues	Dollars in Thousands	Percentage of Total Revenues
Net Sales:
Wholesale	$255,803	52.0%	$216,150	48.4%
Eliminations	(111,057)	(22.6)%	(87,503)	(19.6)%

Net wholesale	144,746	29.4%	128,647	28.8%
Retail	342,436	69.7%	313,329	70.2%

Total net sales	487,182	99.1%	441,976	99.0%
Royalties and franchise fees	4,392	0.9%	4,253	1.0%

Total revenues	$491,574	100.0%	$446,229	100.0%

Retail

Retail net sales during the second quarter of 2014 were $342.4 million and increased $29.1 million or 9.3% compared to the corresponding quarter of 2013. Retail net sales at our Party City stores (including iParty stores acquired during May 2013) totaled $311.9 million and were $25.0 million or 8.8% higher than the corresponding quarter of 2013. The May 2013 acquisition and subsequent rebranding and remerchandising of iParty stores as Party City stores increased sales during the quarter by $7.3 million over the second quarter of 2013. In addition to the acquisition of iParty and the positive same-store sales noted below, the increase in sales at our Party City stores also reflects the operation of 20 additional stores during the second quarter of 2014 as, excluding the impact of the iParty acquisition, 24 stores were opened, six stores were acquired and 10 stores were closed during the twelve months ended June 30, 2014. Our global retail e-commerce sales totaled $30.5 million during the second quarter of 2014 and were $4.4 million or 16.9% higher than the second quarter of 2013. Retail net sales during the second quarter of 2014 were positively impacted by approximately $1.5 million as a result of the timing of Easter, which shifted from March in 2013 to April in 2014. Same-store sales for the Party City brand (including domestic retail e-commerce sales and sales at acquired stores, to the extent that the stores were converted to the Party City format and included in our sales for the comparable period of the prior year) increased by 4.7% during the second quarter of 2014 due to a 2.8% increase in average transaction dollar size and a 1.9% increase in transaction count. Excluding the impact of e-commerce, same-store sales increased by 4.0% due to a 2.3% increase in average transaction dollar size and a 1.7% increase in transaction count. Domestic retail e-commerce sales increased by 13.2% due to a 9.0% increase in transaction count and a 4.2% increase in average transaction dollar size. The timing of Easter positively impacted same-store sales for the Party City brand by 0.5%. Retail net sales were negatively impacted by $0.3 million, compared to the corresponding quarter of 2013, due to the closure of our remaining outlet stores prior to March 31, 2014.

Wholesale

Wholesale net sales during the second quarter of 2014 totaled $144.7 million and were $16.1 million or 12.5% higher than during the second quarter of 2013. During the quarter, net sales to domestic party goods retailers and distributors, including our franchisee network, totaled $65.1 million and were $3.1 million, or 5.0%, higher than the corresponding quarter of 2013. The sales for the second quarter of 2013 benefitted from approximately $1 million of sales to iParty prior to our acquisition of iParty in May 2013. As a result of the acquisition, sales to iParty are now included in intercompany sales. Excluding the impact of iParty, sales to domestic party goods retailers and distributors increased by approximately $4 million versus the second quarter of 2013, $2 million of which was due to timing shifts as approximately $1 million of summer/luau sales and approximately $1 million of Halloween costume sales shifted into the second quarter of 2014. Additionally, sales of juvenile birthday product increased by approximately $2 million, versus the second quarter of 2013, due to new licenses. Net sales of metallic balloons to domestic distributors and others totaled $23.3 million and were $4.3 million, or 22.7%, higher than in 2013 due to an approximately $3 million impact from new licenses, as well as improving helium supplies. Sales from our international operations and U.S. export sales totaled $56.3 million and were $8.7 million, or 18.3%, higher than the second quarter of 2013. The increase was principally due to sales of party goods to a large multi-national company which is located in the U.S., approximately $4 million, and higher costume sales, approximately $2 million. Foreign currency exchange positively impacted second quarter 2014 sales by $1.8 million.

Intercompany sales to our retail affiliates were $111.1 million during the second quarter of 2014 and were $23.6 million or 27.0% higher than the corresponding period of 2013. The increase was partially due to the timing of Halloween costume sales as shipments began in the second quarter of 2014, as compared to the third quarter during 2013. Additionally, our May 2013 acquisition of iParty increased intercompany sales by approximately $5 million versus the second quarter of 2013. Further, the increase reflects sales growth at our retail operations and an increase in our wholesale share of shelf at our retail operations. Intercompany sales represented 43.5% of total wholesale sales during the second quarter of 2014, compared to 40.5% during the corresponding period of 2013. The intercompany sales of our wholesale segment are eliminated against the intercompany purchases of our retail segment in the consolidated financial statements.

Royalties and franchise fees

Royalties and franchise fees for the second quarter of 2014 were $4.4 million and were principally consistent with the corresponding quarter of 2013.

Gross Profit

Our total gross profit on net sales during the second quarter of 2014 was 37.5%, compared to 35.0% during the second quarter of 2013. As a result of the Transaction, we applied the acquisition method of accounting and increased the value of our inventory by $89.8 million as of July 28, 2012. Such adjustment increased our cost of sales during the second quarter of 2014 and the second quarter of 2013 by $1.4 million and $8.5 million, respectively, as the related inventory was sold. Further, during the application of the acquisition method of accounting, we increased the values of certain intangible assets and property, plant and equipment. The impact of such adjustments on depreciation and amortization expense increased our cost of sales during the second quarters of 2014 and 2013 by $3.9 million and $7.8 million, respectively. The purchase accounting adjustments to cost of sales negatively impacted our gross profit percentages during the second quarters of 2014 and 2013 by 110 basis points and 370 basis points, respectively.

The following table sets forth the Company’s gross profit for the three months ended June 30, 2014 and June 30, 2013.

	Three Months Ended June 30,
	2014		2013
	Dollars in Thousands	Percentage of Net Sales	Dollars in Thousands	Percentage of Net Sales
Retail	$136,821	40.0%	$119,072	38.0%
Wholesale	45,843	31.7	35,527	27.6

Total	$182,664	37.5%	$154,599	35.0%

The gross profit on net sales at retail during the second quarters of 2014 and 2013 was 40.0% and 38.0%, respectively. The purchase accounting adjustments to cost of sales negatively impacted retail’s gross profit percentage during the second quarters of 2014 and 2013 by 90 basis points and 400 basis points, respectively. Excluding the impact of purchase accounting, the gross profit percentage during the second quarter of 2014 was lower than during the second quarter of 2013 principally due to product mix and slightly higher markdowns due to a change in the composition of product offerings. During the second quarter of 2014, our wholesale operations’ share of shelf at our domestic Party City stores (including stores acquired from iParty) and our domestic retail e-commerce operations (i.e., the percentage of total product costs included in cost of sales which relate to products supplied by our wholesale operations) was 68.6%. Our Canadian retail share of shelf was 68.7%.

The gross profit on net sales at wholesale during the second quarters of 2014 and 2013 was 31.7% and 27.6%, respectively. The purchase accounting adjustments to cost of sales negatively impacted wholesale’s gross profit percentage during the second quarters of 2014 and 2013 by 140 basis points and 300 basis points, respectively. Excluding the impact of purchase accounting, the gross profit percentage during the second quarter of 2014 was higher than during the second quarter of 2013 principally due to the leveraging of fixed distribution and manufacturing costs, partially offset by increased royalties due to higher sales of licensed product.

Operating expenses

Wholesale selling expenses were $18.4 million during the second quarter of 2014 and $16.6 million during the second quarter of 2013. The $1.8 million or 11.0% increase was principally due to inflationary cost increases, unfavorable foreign currency exchange and, to a lesser extent, the bringing in-house of certain international selling and marketing efforts. Wholesale selling expenses were 12.7% and 12.9% of net wholesale sales during the second quarters of 2014 and 2013, respectively. As a result of the application of the acquisition method of accounting, we increased the values of certain intangible assets and property, plant and equipment. The impact of such adjustments on depreciation and amortization expense increased wholesale selling expenses during the second quarters of 2014 and 2013 by $1.8 million and $2.2 million, respectively.

Retail operating expenses during the second quarters of 2014 and 2013 were $85.7 million and $81.6 million, respectively. Retail operating expenses during 2014 were $4.1 million or 5.0% higher than in 2013. Approximately $2 million of the increase was due to the May 2013 acquisition of iParty. The remainder of the increase was due to the operation of approximately 20 additional stores and inflationary cost increases, which were partially offset by lower advertising costs, due to timing. Retail operating expenses were 25.0% and 26.0% of net retail sales during the second quarters of 2014 and 2013, respectively.

Franchise expenses during the second quarters of 2014 and 2013 were $3.4 million and $3.3 million, respectively.

General and administrative expenses during the second quarters of 2014 and 2013 were $34.4 million and $37.7 million, respectively. General and administrative expenses were $3.4 million, or 8.9%, lower than in 2013. The decrease principally reflects the elimination in 2014 of approximately $2 million of iParty general and administrative costs, which were incurred during the second quarter of 2013, as part of the synergies related to the May 2013 acquisition. The remainder of the decrease was primarily due to the second quarter of 2013 including a non-recurring equity based compensation charge. General and administrative expenses were 7.0% and 8.5% of total revenues during the second quarters of 2014 and 2013, respectively.

Art and development costs during the second quarters of 2014 and 2013 were $4.9 million and $5.0 million, respectively. The costs were 1.0% and 1.1% of total revenues during the second quarters of 2014 and 2013, respectively.

Interest expense, net

Interest expense, net, totaled $30.3 million during the second quarter of 2014, compared to $31.8 million during the second quarter of 2013. The decrease was principally due to the February 2014 amendment of the New Term Loan Credit Agreement, which lowered the interest rate by 25 basis points (see Note 11 to Item 1. for further discussion).

Other (income) expense, net

Other income, net, was $2.1 million during the three months ended June 30, 2014. During October 2012, our operations were negatively impacted by Superstorm Sandy. During the second quarter of 2014, we received $3.7 million of business interruption insurance proceeds related to the storm and recorded the amount in other income, net.

Other expense, net, was $1.9 million during the second quarter of 2013.

Income tax expense

The income tax benefit for the three months ended June 30, 2014 was determined based upon the Company’s estimated consolidated effective income tax rate for the year ending December 31, 2014. The difference between the estimated consolidated effective income tax rate for the year ending December 31, 2014 and the U.S. federal statutory rate is primarily attributable to unrecognized foreign tax credits and state income taxes, partially offset by a foreign rate differential and available domestic manufacturing deductions.

Six Months Ended June 30, 2014 Compared To Six Months Ended June 30, 2013

The following table sets forth the Company’s operating results and operating results as a percentage of total revenues for the six months ended June 30, 2014 and 2013.

	Six Months Ended June 30,
	2014		2013
	(Dollars in thousands)
Revenues:
Net sales	$916,402	99.1%	$839,631	99.1%
Royalties and franchise fees	8,159	0.9	8,146	0.9

Total revenues	924,561	100.0	847,777	100.0

Expenses:

Cost of sales	578,899	62.6	554,575	65.4
Wholesale selling expenses	36,626	4.0	34,053	4.0
Retail operating expenses	165,953	18.0	154,849	18.3
Franchise expenses	6,796	0.7	6,504	0.8
General and administrative expenses	70,455	7.6	69,329	8.2
Art and development costs	9,624	1.0	9,698	1.1

Total expenses	868,353	93.9	829,008	97.8

Income from operations	56,208	6.1	18,769	2.2

Interest expense, net	61,600	6.7	65,674	7.7
Other expense, net	4,551	0.5	14,481	1.7

Loss before income taxes	(9,943)	(1.1)	(61,386)	(7.2)

Income tax benefit	(2,746)	(0.3)	(21,761)	(2.5)

Net loss	(7,197)	(0.8)	(39,625)	(4.7)
Less: net income attributable to noncontrolling interests	0	0.0	179	0.0

Net loss attributable to Party City Holdings Inc.	$(7,197)	(0.8%)	$(39,804)	(4.7%)

Revenues

Total revenues for the six months ended June 30, 2014 were $924.6 million and were $76.8 million or 9.1% higher than the corresponding period of 2013. The following table sets forth the Company’s total revenues for the six months ended June 30, 2014 and 2013.

	Six Months Ended June 30,
	2014		2013
	Dollars in Thousands	Percentage of Total Revenues	Dollars in Thousands	Percentage of Total Revenues
Net Sales:
Wholesale	$488,294	52.8%	$429,205	50.6%
Eliminations	(213,907)	(23.1)%	(170,265)	(20.0)%

Net wholesale	274,387	29.7%	258,940	30.6%
Retail	642,015	69.4%	580,691	68.5%

Total net sales	916,402	99.1%	839,631	99.1%
Royalties and franchise fees	8,159	0.9%	8,146	0.9%

Total revenues	$924,561	100.0%	$847,777	100.0%

Retail

Retail net sales during the six months ended June 30, 2014 were $642.0 million and increased $61.3 million or 10.6% compared to the corresponding period of 2013. Retail net sales at our Party City stores (including iParty stores acquired during May 2013) totaled $583.1 million and were $50.3 million or 9.4% higher than the corresponding period of 2013. The May 2013 acquisition and subsequent rebranding and remerchandising of iParty stores as Party City stores increased sales during the six months by $23.1 million over 2013. In addition to the acquisition of iParty and the positive same-store sales noted below, the increase in sales at our Party City stores also reflects the operation of 20 additional stores during 2014 as, excluding the impact of the iParty acquisition, 24 stores were opened, six stores were acquired and 10 stores were closed during the twelve months ended June 30, 2014. Our global retail e-commerce sales totaled $58.9 million during the first six months of 2014 and were $12.0 million or 25.6% higher than 2013. Same-store sales for the Party City brand (including domestic retail e-commerce sales and sales at acquired stores, to the extent that the stores were converted to the Party City format and included in our sales for the comparable period of the prior year) increased by 3.7% during the first six months of 2014 due to an increase in average transaction dollar size. Excluding the impact of e-commerce, same-store sales increased by 2.9% as a 3.2% increase in average transaction dollar size was slightly offset by a 0.3% decrease in transaction count. Domestic retail e-commerce sales increased by 13.2% due to a 9.6% increase in transaction count and a 3.6% increase in average transaction dollar size. Retail net sales were negatively impacted by $1.0 million, compared to the corresponding period of 2013, due to the closure of our remaining outlet stores prior to March 31, 2014.

Wholesale

Wholesale net sales during the first six months of 2014 totaled $274.4 million and were $15.4 million or 6.0% higher than the corresponding period of 2013. During the period, net sales to domestic party goods retailers and distributors, including our franchisee network, totaled $131.9 million and were $2.1 million, or 1.6%, higher than the corresponding period of 2013. The sales for the first six months of 2013 benefitted from approximately $4 million of sales to iParty prior to our acquisition of iParty in May 2013. As a result of the acquisition, sales to iParty are now included in intercompany sales. Excluding the impact of iParty, sales to domestic party goods retailers and distributors increased by approximately $6 million versus the first six months of 2013 due to an approximately $3 million increase in sales of juvenile birthday product, driven by new licenses, and an approximately $3 million increase in contract manufacturing sales of paper tableware. Net sales of metallic balloons to domestic distributors and others totaled $43.6 million and were $4.7 million or 12.1% higher than in 2013 as an approximately $4 million impact from new licenses, and the impact of improving helium supplies, were partially offset by a shift of approximately $2 million of Valentine’s Day sales into December 2013 (the corresponding sales shipped in January 2013 during the prior Valentine’s Day selling season). Sales from our international operations and U.S. export sales totaled $98.9 million and were $8.6 million, or 9.4%, higher than the first six months of 2013. The increase was principally due to sales of party goods to a large multi-national company which is located in the U.S, approximately $4 million, and higher costume sales, approximately $3 million. Foreign currency exchange positively impacted 2014 sales by $2.4 million.

Intercompany sales to our retail affiliates were $213.9 million during the first six months of 2014 and were $43.6 million or 25.6% higher than the corresponding period of 2013. The increase was partially due to our acquisition of iParty during May 2013 (which resulted in a $13 million increase in intercompany sales) and sales growth at our retail operations. Additionally, the increase was partially due to higher sales of juvenile birthday product, driven by new licenses, and the timing of Halloween costume sales, as shipments began in the second quarter of 2014, as compared to the third quarter during 2013. Finally, the higher sales were partially due to an increase in our wholesale share of shelf at our retail operations. Intercompany sales represented 43.8% of total wholesale sales during the first six months of 2014, compared to 39.7% during the corresponding period of 2013. The intercompany sales of our wholesale segment are eliminated against the intercompany purchases of our retail segment in the consolidated financial statements.

Royalties and franchise fees

Royalties and franchise fees for the six months ended June 30, 2014 were $8.2 million and were principally consistent with the corresponding period of 2013.

Gross Profit

Our total gross profit on net sales during the first six months of 2014 was 36.8%, compared to 34.0% during the corresponding period of 2013. As a result of the Transaction, we applied the acquisition method of accounting and increased the value of our inventory by $89.8 million as of July 28, 2012. Such adjustment increased our cost of sales during the six month period ended June 30, 2014 and the corresponding period of 2013 by $2.8 million and $19.4 million, respectively, as the related inventory was sold. Further, during the application of the acquisition method of accounting, we increased the values of certain intangible assets and property, plant and equipment. The impact of such adjustments on depreciation and amortization expense increased our cost of sales during the six month periods ended June 30, 2014 and 2013 by $8.4 million and $15.5 million, respectively. The purchase accounting adjustments to cost of sales negatively impacted our gross profit percentages during the first six months of 2014 and 2013 by 120 basis points and 420 basis points, respectively.

The following table sets forth the Company’s gross profit for the six months ended June 30, 2014 and June 30, 2013.

	Six Months Ended June 30,
	2014		2013
	Dollars in Thousands	Percentage of Net Sales	Dollars in Thousands	Percentage of Net Sales
Retail	$249,011	38.8%	$210,569	36.3%
Wholesale	88,492	32.3	74,487	28.8

Total	$337,503	36.8%	$285,056	34.0%

The gross profit on net sales at retail during the six months ended June 30, 2014 and 2013 was 38.8% and 36.3%, respectively. The purchase accounting adjustments to cost of sales negatively impacted retail’s gross profit percentage during the first six months of 2014 and 2013 by 110 basis points and 440 basis points, respectively. Excluding the impact of purchase accounting, the gross profit percentage during the first six months of 2014 was lower than during 2013 principally due to product mix. During the six months ended June 30, 2014, our wholesale operations’ share of shelf at our domestic Party City stores (including stores acquired from iParty) and our domestic retail e-commerce operations (i.e., the percentage of total product costs included in cost of sales which relate to products supplied by our wholesale operations) was 68.2%. Our Canadian retail share of shelf was 68.3%.

The gross profit on net sales at wholesale during the six months ended June 30, 2014 and 2013 was 32.3% and 28.8%, respectively. The purchase accounting adjustments to cost of sales negatively impacted wholesale’s gross profit percentage during the first six months of 2014 and 2013 by 160 basis points and 360 basis points, respectively. Excluding the impact of purchase accounting, the gross profit percentage during the six months ended June 30, 2014 was higher than during the corresponding period of 2013 principally due to the leveraging of fixed distribution and manufacturing costs, partially offset by increased royalties due to higher sales of licensed product.

Operating expenses

Wholesale selling expenses were $36.6 million during the six months ended June 30, 2014 and $34.1 million during the corresponding period of 2013. The $2.6 million or 7.6% increase was principally due to inflationary cost increases, unfavorable foreign currency exchange and, to a lesser extent, the bringing in-house of certain international selling and marketing efforts. Wholesale selling expenses were 13.3% and 13.2% of net wholesale sales during 2014 and 2013, respectively. As a result of the application of the acquisition method of accounting, we increased the values of certain intangible assets and property, plant and equipment. The impact of such adjustments on depreciation and amortization expense increased wholesale selling expenses during the six months ended June 30, 2014 and 2013 by $3.6 million and $4.4 million, respectively.

Retail operating expenses during the first six months of 2014 and 2013 were $166.0 million and $154.8 million, respectively. Retail operating expenses during 2014 were $11.1 million or 7.2% higher than in 2013. Approximately $9 million of the increase was due to the May 2013 acquisition of iParty and the March 2013 acquisition of Party Delights. The remainder of the increase was due to the operation of approximately 20 additional stores and inflationary cost increases, which were partially offset by lower advertising costs, due to timing. Retail operating expenses were 25.9% and 26.7% of net retail sales during the first six months of 2014 and 2013, respectively.

Franchise expenses during the first six months of 2014 and 2013 were $6.8 million and $6.5 million, respectively.

General and administrative expenses during the six months ended June 30, 2014 and 2013 were $70.5 million and $69.3 million, respectively. General and administrative expenses were $1.1 million, or 1.6%, higher than in 2013. The increase was principally due to inflationary cost increases and the impact of general and administrative costs at Party

Delights, which was acquired in March 2013. These increases were partially offset by the elimination in 2014 of approximately $2 million of iParty general and administrative costs, which were incurred during the first six months of 2013, as part of the synergies related to the May 2013 acquisition. General and administrative expenses were 7.6% and 8.2% of total revenues during the first six months of 2014 and 2013, respectively.

Art and development costs totaled $9.6 million and $9.7 million for the six months ended June 30, 2014 and 2013, respectively. The costs were 1.0% and 1.1% of total revenues during 2014 and 2013, respectively.

Interest expense, net

Interest expense, net, totaled $61.6 million during the six months ended June 30, 2014, compared to $65.7 million during the corresponding period of 2013. The decrease was principally due to the February 2013 and February 2014 amendments of the New Term Loan Credit Agreement, which lowered the interest rate by 150 basis points and 25 basis points, respectively.

Other expense, net

Other expense, net, was $4.6 million during the six months ended June 30, 2014, compared to $14.5 million during the same period of 2013.

During October 2012, our operations were negatively impacted by Superstorm Sandy. During the first six months of 2014, we received $3.7 million of business interruption insurance proceeds related to the storm and recorded the amount in other expense, net.

During February 2014, we amended the New Term Loan Credit Agreement. In conjunction with the refinancing, we wrote-off $1.6 million of costs that had been capitalized during the issuance of the debt. Additionally, we wrote-off $0.6 million of the net original issuance discount that existed as of the time of the amendment and $0.7 million of the unamortized call premium that existed at the time of the amendment. Also in conjunction with the refinancing, we expensed $1.4 million of banker and legal fees. See Note 11 to the condensed consolidated financial statements in Item 1 for further discussion.

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

Income tax expense

The income tax benefit for the six months ended June 30, 2014 was determined based upon the Company’s estimated consolidated effective income tax rate for the year ending December 31, 2014. The difference between the estimated consolidated effective income tax rate for the year ending December 31, 2014 and the U.S. federal statutory rate is primarily attributable to unrecognized foreign tax credits and state income taxes, partially offset by a foreign rate differential and available domestic manufacturing deductions.

Adjusted EBITDA

We present Adjusted EBITDA as a supplemental measure of our performance. We define EBITDA as net income (loss) before interest expense, income taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA, as further adjusted to eliminate the impact of certain items that we do not consider indicative of our ongoing operating performance. These further adjustments are itemized below. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. We present Adjusted EBITDA because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we use Adjusted EBITDA: (i) as a factor in determining incentive compensation, (ii) to evaluate the effectiveness of our business strategies and (iii) because the credit facility agreements use Adjusted EBITDA to measure compliance with certain covenants (see our annual report for further discussion).

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

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
(Dollars in thousands)
Net income (loss)	$7,589	$(12,525)	$(7,197)	$(39,625)
Interest expense, net	30,331	31,768	61,600	65,674
Income taxes	4,483	(6,536)	(2,746)	(21,761)
Depreciation and amortization	19,879	23,876	40,851	48,356

EBITDA	62,282	36,583	92,508	52,644
Non-cash purchase accounting adjustments(a)	1,359	8,535	2,806	19,363
Management fee	839	750	1,678	1,500
Restructuring, retention and severance	635	1,424	2,174	1,997
Refinancing charges (b)	—	—	4,396	12,295
Deferred rent	3,873	6,043	6,562	7,967
Closed store expense	333	344	1,148	419
Foreign currency losses (gains)	224	479	1,403	(914)
Business interruption proceeds, net of costs (c)	(2,476)	1,000	(2,476)	1,000
Equity based compensation	395	1,353	791	1,353
Undistributed (gain) loss in unconsolidated joint venture	(111)	(39)	472	19
Corporate development expenses	187	1,855	273	3,115
Other	1,753	1,121	2,393	1,359

Adjusted EBITDA	$69,293	$59,448	$114,128	$102,117

(a)	As a result of the Transaction (see Note 3 of the condensed consolidated financial statements included in Item 1), the Company applied the acquisition method of accounting and increased the value of its inventory by $89,754 as of July 28, 2012. Such adjustment increased cost of sales as the related inventory was sold.
(b)	During February 2013, the Company amended the New Term Loan Credit Agreement and recorded $12,295 of expense in its condensed consolidated financial statements. Additionally, during February 2014, the Company amended the New Term Loan Credit Agreement again and recorded $4,396 of expense. See the notes to the condensed consolidated financial statements in Item 1 for further discussion.
(c)	During October 2012, the Company’s operations were negatively impacted by Superstorm Sandy and the Company pursued business interruption insurance proceeds. During the fourth quarter of 2012 and the second quarter of 2013, when arriving at Adjusted EBITDA, the Company increased EBITDA by $2,000 and $1,000, respectively, in order to reflect its best estimate of the expected business interruption proceeds which were previously excluded from the Company’s Adjusted EBITDA during 2012 due to the impact of the storm on the Company’s operations. During the fourth quarter of 2013 and the second quarter of 2014, the Company received business interruption proceeds of $500 and $3,716, respectively, and recognized those amounts in the Company’s consolidated statements of operations and comprehensive income, as well as in EBITDA. However, to the extent that estimates of the proceeds were previously included in Adjusted EBITDA, the Company simultaneously reduced Adjusted EBITDA for the fourth quarter of 2013 and the second quarter of 2014 in order to prevent the double counting of the proceeds.

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

Cash Flow

Net cash provided by operating activities totaled $7.6 million during the six months ended June 30, 2014. During the six months ended June 30, 2013 operating activities used $2.5 million of cash. Net cash flows provided by operating activities before changes in operating assets and liabilities were $46.3 million during the first six months of 2014 and $21.7 million during the comparable period of 2013. The variance was principally due to the increased profitability of the Company during 2014. Changes in operating assets and liabilities during 2014 and 2013 resulted in the use of cash of $38.7 million and $24.2 million, respectively, and principally reflected the pay down of Halloween and other fourth quarter seasonal trade accounts payable. The operating assets and liabilities use of cash during the first six months of 2014 was greater than during the corresponding period of 2013 as an increase in inventory levels was driven by new stores and new programs. Additionally, the variance was partially due to the payment of Halloween trade payables for iParty, which was acquired in May 2013.

Net cash used in investing activities totaled $34.3 million during the six months ended June 30, 2014, as compared to $74.0 million during the six months ended June 30, 2013. Investing activities during 2013 included $48.6 million paid in connection with the acquisitions of iParty and Party Delights. Capital expenditures during the six months ended June 30, 2014 and 2013 were $33.1 million and $25.6 million, respectively. Retail capital expenditures totaled $22.8 million during 2014 and principally related to store conversions and new stores. Wholesale capital expenditures totaled $10.3 million and primarily related to printing plates and dies, as well as machinery and equipment at the Company’s manufacturing operations.

Net cash provided by financing activities was $33.5 million during the six months ended June 30, 2014, as compared to $82.0 million during the corresponding period of 2013. Net borrowings during 2013 were greater than during 2014 principally due to the funding of the iParty and Party Delights acquisitions. During February 2014, the Company amended the New Term Loan Credit Agreement. As all term loans outstanding at the time of the amendment were replaced with new term loans for the same principal amount, the Company included the total principal amount, $1,111.0 million, in both the repayment of loans, notes payable and long-term obligations and the proceeds from loans, notes payable and long-term obligations. Additionally, during February 2014, PCHI made a $16.5 million distribution to PC Nextco, its indirect parent, so that PC Nextco could pay interest on outstanding notes (see Note 6 of the condensed consolidated financial statements included in Item 1 for further detail).

At June 30, 2014, we had $288.4 million of excess availability under the New ABL Facility, after considering borrowing base restrictions.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a result of our variable rate indebtedness, our earnings are affected by changes in interest rates. If market interest rates for our variable rate indebtedness averaged 2% more than the interest rate incurred during the three months ended June 30, 2014 and 2013, the interest expense amounts disclosed in “Results of Operations” in Item 2. would have increased by $6.1 million and $6.4 million, respectively. The income (loss) before income taxes for the three months ended June 30, 2014 and 2013 would also have been impacted by the same amounts. If market interest rates for our variable rate indebtedness averaged 2% more than the interest rate incurred during the six months ended June 30, 2014 and 2013, the interest expense amounts disclosed in “Results of Operations” in Item 2. would have increased by $12.1 million and $12.4 million, respectively. The income (loss) before income taxes for the six months ended June 30, 2014 and 2013 would also have been impacted by the same amounts. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowings and considering any interest rate swap agreements. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management could potentially take action to mitigate our exposure to the change. However, due to the uncertainty of the specific actions that we would take and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

As a result of the sale of our products in foreign markets, our earnings are affected by fluctuations in the value of the U.S. dollar when compared to the values of foreign currencies. Although we periodically enter into foreign currency forward contracts to hedge against the earnings impact of such fluctuations, we (1) may not be able to achieve hedge effectiveness in order to qualify for hedge-accounting treatment and, therefore, would record any gain or loss on the mark-to-market of the contracts in other expense (income) and (2) may not be able to hedge such risks completely or permanently. A uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which our foreign sales are denominated would have decreased income from operations, as stated in the consolidated financial statements included elsewhere in this filing, by $2.8 million and $1.8 million during the three months ended June 30, 2014 and 2013, respectively. The income (loss) before income taxes would have also been impacted by the same amounts. A uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which our foreign sales are denominated would have decreased income from operations, as stated in the consolidated financial statements included elsewhere in this filing, by $4.9 million and $4.0 million during the six months ended June 30, 2014 and 2013, respectively. The income (loss) before income taxes would have also been impacted by the same amounts. In addition to the direct effects of changes in exchange rates, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not consider a potential change in sales levels or local currency prices.

Item 4. Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Act”)) as of June 30, 2014 pursuant to Rules 13a-15(b) and 15d-15(b) of the Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is: (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at June 30, 2014 and December 31, 2013; (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three month periods ended June 30, 2014 and June 30, 2013; (iii) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the six month periods ended June 30, 2014 and June 30, 2013; (iv) the Condensed Consolidated Statement of Stockholder’s Equity for the six month period ended June 30, 2014 and (v) the Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2014 and June 30, 2013; and (vi) the Notes to the Condensed Consolidated Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARTY CITY HOLDINGS INC.

	By:	/s/ Michael A. Correale

Michael A. Correale
Chief Financial Officer
Date: August 14, 2014		(on behalf of the registrant and as principal financial and accounting officer)