Form 10-K
period 2014-12-31
Party City Holdings Inc.
filed 2015-03-27
CIK 1340554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

As of March 27, 2015, 100.00 shares of the Registrant’s common stock were outstanding.

PARTY CITY HOLDINGS INC.

FORM 10-K

December 31, 2014

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

On July 27, 2012, PC Merger Sub, Inc. (“Merger Sub”), a wholly-owned subsidiary of PC Intermediate, merged into the Company, with the Company being the surviving entity (“the Transaction”). See Note 5 of the consolidated financial statements for further discussion.

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

Our Company

We are the leading party goods retailer by revenue in North America and, we believe, the largest vertically integrated supplier of decorated party goods globally by revenue with multiple levers to drive future growth across channels, products and geographies. With approximately 900 locations, we have the only coast-to-coast network of party superstores in the U.S. and Canada that make it easy and fun to enhance special occasions with a differentiated shopping experience and an unrivaled assortment of innovative and exciting merchandise offered at a compelling value. Through a series of acquisitions between 2005 and 2010, we built a powerful retail operation that captures the full manufacturing-to-retail margin on a significant portion of the products sold in our stores. Based on our revenues, we believe we are the largest global designer, manufacturer and distributor of decorated party supplies with products found in over 40,000 retail outlets worldwide, including our own stores as well as independent party supply stores, mass merchants, grocery retailers, dollar stores and others. Our category-defining retail concept, multi-channel reach, widely recognized brands, broad and deep product offering and low-cost global sourcing model are, we believe, significant competitive advantages. We believe these characteristics position us for continued organic and acquisition-led growth and margin expansion.

Founded in 1947, we started as an importer and wholesaler and grew to become one of the largest global designers, manufacturers, distributors and retailers of decorated party supplies by revenue. Our broad selection of decorated party supplies includes paper and plastic tableware, metallic and latex balloons, novelties, costumes and other garments, stationery and gifts for everyday, themed and seasonal events. We have a history of driving innovation in the category with an in-house product development team that introduces approximately 7,000 new products annually. Our global network of owned and third-party manufacturers, combined with our state-of-the-art distribution systems, position us to deliver high-quality, cost-competitive products with turnaround times and fill rates that we believe are among the best in the industry. We have long-term relationships with many of our wholesale customers, for whom we provide sales support through in-store signage and planogram support. Our products are available in over 100 countries with the U.K., France, Germany and Australia among the largest end markets for us outside North America. We believe that through our extensive offerings, as well as our industry-leading innovation, customer service levels and compelling value proposition, we will continue to win with our customers.

The 2005 combination of Amscan, which focused on the wholesale market, and Party City, which focused on the retail market, represented an important step in our evolution. Since then, we have established the largest multi-channel party supply business in North America, based on revenues, with approximately 900 party superstores (inclusive of approximately 210 franchised stores) in the United States and Canada, principally under the Party City banner. We believe we are the only party supply retailer with a national footprint. We also operate PartyCity.com, our primary domestic retail e-commerce site.

Underscored by our slogan “Nobody Has More Party for Less”, we believe we offer a superior one-stop shopping experience with a broad selection, consistently high in-stock positions and compelling value proposition, making us the favored destination for all of our customers’ party supply needs. Since the acquisition of Party City in 2005, we have steadily increased the selection of Amscan merchandise offered in Party City stores from approximately 25% to approximately 70% in 2014, allowing us to capture the full manufacturing-to-retail margin on a significant portion of our retail sales. We also operate a network of over 300 temporary Halloween locations under the Halloween City banner.

Through a combination of organic growth and strategic acquisitions, we have been able to generate strong topline performance and margin expansion, including:

•	Growing revenue from $1,599.1 million for the year ended December 31, 2010 to $2,271.3 million for the year ended December 31, 2014 representing a compounded annual growth rate of 9.2%.

•	Increasing adjusted EBITDA from $230.6 million, implying an adjusted EBITDA margin of 14.4%, for the year ended December 31, 2010 to $362.1 million for the year ended December 31, 2014, for an implied adjusted EBITDA margin of 15.9%.

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

Leading Market Position. Based on our revenues, we are the largest retailer of decorated party supplies in the U.S. and Canada. With our network of approximately 860 party superstores, we are the only party supply retailer with a national store footprint. In addition to our leading retail presence, we believe that our integrated wholesale business is the largest global designer, manufacturer and distributor of decorated party goods by revenue with over 40,000 SKUs found in over 40,000 retail outlets worldwide. Through our category-leading brands, Party City and Amscan, we offer what we believe is the broadest selection of continuously updated and innovative merchandise at a compelling value. We believe that our scale, brand recognition and value proposition underscore our credibility as the destination of choice for party supplies in any channel.

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

Highly Efficient Global Sourcing and Distribution Capabilities. Over the past 60 years, we have developed a global network of owned and third-party manufacturers that we believe optimizes speed to market, quality and cost. We also have warehousing and distribution facilities around the world, including four in the U.S. and seven centers located outside the United States. We have also opened sourcing, quality control and testing offices throughout Asia with over 300 employees in our offices located in China, Vietnam and Hong Kong. Our global sourcing and distribution capabilities offer our customers best-in-class service levels, rapid fulfillment and competitive prices, and have capacity for continued growth with our business.

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

Expand Our Retail Store Base. Our retail network includes approximately 860 party superstores (inclusive of approximately 210 franchised stores) in the United States and approximately 40 locations in Canada. We believe there is an opportunity to open more than 350 additional Party City stores in North America which is consistent with an independent analysis conducted by a leading, global consulting firm in 2012. We anticipate opening approximately 30 new stores per year. Based on historical performance and the margin generated from our vertically integrated model, we expect our new stores to have a payback period of approximately three years and to generate an average pre-tax cash-on-cash return on invested capital of approximately 50% in year three.

Drive Additional Growth and Productivity From Existing Retail Stores. We plan to grow our comparable store sales by continuing to improve our brand image and awareness, executing our merchandising initiatives and converting existing stores to our new more interactive format. We are pursuing various merchandising initiatives to drive increased units per transaction including aligning dress-up and candy products coordinated by color and party themes and broadening the product formats available within existing license arrangements. We also anticipate remodeling or relocating approximately 50 stores per year and converting them to our latest interactive store-within-a-store concept (specialty areas named “Sports City”, “Candy City”, “Color City” and “Favor City”). Based on our historical experience, we expect remodeled or relocated stores to generate sales growth of five to six percentage points higher than non-remodeled or non-relocated stores in the first year following conversion with longer-term sales growth of one to two percentage points higher than non-remodeled or non-relocated stores.

Growing Market Share and Earnings. We believe we have significant opportunities to continue to grow our wholesale business by capitalizing on our leading scale, vertical operating model and strong innovation capabilities as well as through strategic acquisitions. We will also continue to broaden our product assortment by adding new items that coordinate with our party themed events and licenses and broaden our reach by expanding into adjacent business-to-business and alternate consumer channels where we see a compelling opportunity for our products. As we continue to grow, our increased scale will allow us to leverage our costs and drive margin expansion. Since 2005, we have increased the selection of our own merchandise offered in Party City stores (also known as “share of shelf”) from approximately 25% in 2005 to approximately 70% for the year ended December 31, 2014 which allowed us to increase our margins. Our ultimate long-term share of shelf target is 75% to 80%. Our ability to create new and enhance existing celebration opportunities will continue to be a consistent driver of our growth.

Grow Our Global Retail and Wholesale E-commerce Platforms. During 2014, total global e-commerce revenues were approximately $160 million. Our global retail e-commerce business was relaunched in 2009 under the PartyCity.com banner. Global retail e-commerce revenues have grown to approximately $141 million during the year ended December 31, 2014 and we believe that we have become one of the largest e-commerce retailers of decorated party goods and costumes. In 2013, we expanded our retail platform, using the PartyCity.com website, to include a platform for business to business opportunities. Business consumers such as hotel and restaurant chains are capable of purchasing decorations and other party goods directly from us as wholesale customers. We are targeting future e-commerce growth by enhancing our merchandising approach online, as well as launching country specific e-commerce sites, building off the 2013 acquisition of Party Delights Ltd. (“Party Delights”). We have broadened the products and services available to our customers through our retail e-commerce channel. For example, although customers can currently access PartyCity.com through their mobile devices, we have launched a mobile application that ensures a seamless experience between online, mobile and physical interactions and includes functionality to assist customers in coordinating their shopping experience as they plan theme parties. In addition to our retail e-commerce platform, we have developed a wholesale e-commerce platform that provides our party goods and other wholesale customers the opportunity to order our products through our amscan.com website, as well as our other international sites. Wholesale e-commerce orders, which are included in our 2014 wholesale sales, totaled approximately $19 million during 2014 or approximately 35% higher than 2013.

Increase International Presence. Through acquisitions and organic growth, we have increased sales to international customers to represent approximately 15.4% of our total revenues in 2014. The market for party goods outside the United States is less mature due to lower consumer awareness of party products and less developed retail distribution channels. We believe this represents an opportunity as we customize our products to different cultural norms as well as engage in a “party education process” to grow demand for party goods in international markets.

Pursue Accretive Acquisitions. Over the past 16 years, we have successfully integrated numerous acquisitions, such as Christy’s Group (“Christy’s” or “Christy’s Group”), and Party Delights, strengthening our manufacturing, distribution and retail platforms. We have also acquired, and will continue to acquire, our franchised stores and independent party good retailers as such opportunities emerge. We believe our significant experience in identifying attractive acquisition targets, proven integration process and global infrastructure create a strong platform for future acquisitions.

During October 2014, we acquired U.S. Balloon Manufacturing Co., Inc. (“U.S. Balloon”), a distributor of metallic balloons. We expect that the acquisition will allow us to capture the full manufacturing-to-retail margin on balloons that we manufacture and sell at company-owned Party City stores.

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

Business Overview

We believe that we are the leading retailer and largest vertically integrated supplier of decorated party goods by revenue in North America. We have the only national network of party superstores which make it easy and fun to enhance special occasions with an unrivaled assortment of party supplies offered at a compelling value. We have two primary reporting segments: Retail and Wholesale. In 2014, we generated 71.5% of our total revenues from our retail segment (which includes 0.9% of total revenues from franchising activities) and 28.5% of our total revenues from our wholesale segment. Our retail operations generate revenue primarily through the sale of Amscan, Designware, Anagram, Costumes USA and other party supplies through Party City, Halloween City and PartyCity.com. Our franchising revenues are generated from an initial one-time franchise fee, renewal fees and ongoing franchise royalty payments based on retail sales from the franchised stores. Our wholesale revenues are generated from the sales of party goods for all occasions, including paper and plastic tableware, accessories and novelties, metallic and latex balloons, stationery and gift items. Our products are sold at wholesale to party goods superstores, including our company-owned and franchised retail stores, other party goods retailers, mass merchants, independent card and gift stores, dollar stores and other retailers and distributors throughout the world.

Segments

For segment information please see Note 15 to the consolidated financial statements included elsewhere in this filing.

Financial Information by Geographic Area

For financial information by geographic area, please see Note 15 to the consolidated financial statements included elsewhere in this filing.

Retail Operations

Overview

Opening its first company-owned store in 1986, Party City has grown to become what we believe is the largest operator of owned and franchised party superstores by revenue in the United States. At the time of the acquisition in 2005, Party City’s network consisted of 502 stores, including 254 franchised locations. Since the acquisition, we have expanded the Party City network to approximately 860 superstore locations in the United States (inclusive of approximately 210 franchised stores) and approximately 40 locations in Canada. We also operate over 300 temporary Halloween locations, under the Halloween City banner.

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

The following table summarizes our company-owned retail footprint by format as well as our strategy going forward:

Format	# of Stores as of December 31, 2010	# of Stores as of December 31, 2014		Average Size of Stores (sq. ft.)	Strategy/Focus
Party City U.S.	439	652	(1)	10,000-12,000	Grow the store base opening 30 new stores per year and update store base to new interactive format by converting or relocating 50 old format stores per year

FCPO	90	—		10,000-12,000	Converted to Party City banner

The Paper Factory and other outlets	67	—		3,500-5,000	Product liquidation channel

Party City Canada	—	41		8,000-10,500	Enter the Canadian market and grow store base

(1)	Amount includes iParty stores converted to the Party City banner.

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

The following table shows the change in our company-owned Party City store network:

	2014	2013	2012
Stores open at beginning of period	674	600	487
Stores opened	23	25	24
FCPO and Party Packagers stores converted to Party City	—	—	88
iParty stores acquired	—	54	—
Stores acquired from franchisees/others	6	—	6
Stores closed	(10)	(5)	(5)

Stores open at end of period	693	674	600

We spent the last seven years integrating our retail acquisitions and rationalizing our store base. We believe there are more than 350 locations in North America that present opportunities for us to expand our party superstore base. In 2014, we opened 23 Party City stores, acquired six stores and closed ten Party City store locations. A new Party City location costs an average of $765,000, which includes $90,000 in pre-opening expenses and $325,000 of net startup inventory. A typical new store reaches approximately 80% maturity in the first year of operation and reaches maturity in its fourth year of operation. We target locations where stores have the potential to generate annual sales of at least $2 million at maturity and achieve consolidated pre-tax store contribution of approximately 18% to 20%. We expect our new stores to have a payback period of approximately three years and to generate an average pre-tax cash-on-cash return on invested capital of approximately 50% in year three (including margin generated from our vertical model).

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

Halloween is our retail segment’s largest seasonal product category in dollars. As a key component of our sales strategy, our stores provide an extensive selection of Halloween products throughout the year to position us as the premier Halloween shopping destination. The stores also carry a broad array of related decorations and accessories for the Halloween season. In 2014, Halloween business represented approximately 25% of our total domestic retail sales. To maximize our seasonal opportunity, we operate a chain of temporary Halloween locations, under the Halloween City banner, during the months of September and October of each year. During 2014, our temporary Halloween locations (including Canadian locations) generated revenues of approximately $77 million.

As a vertically integrated business, our wholesale operation is the largest supplier to our retail operations. During 2014, our wholesale operations’ share of shelf at our domestic Party City stores and our North American retail e-commerce operations (i.e., the percentage of total cost of sales which relates to product supplied by our wholesale operations) was approximately 70%. Our target is 75% to 80% over the long term.

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

In March 2013, we acquired Party Delights, a U.K. retail e-commerce business. The acquisition expanded our e-commerce platform into Europe.

During 2014, sales from global e-commerce, including wholesale sales (which are discussed below), were approximately $160 million. We believe that our website is well positioned to continue to capture market share of online purchases, which represent one of the fastest growing distribution channels for party related goods, as we capitalize on our competitive advantages which include a nationwide store base, strong brand recognition and vertical integration. The average basket size through our e-commerce site is approximately three times as large as the average basket size in our Party City stores. We plan to drive future traffic to our website through the continuation of our pay-per-click advertising strategy, through our mobile site and by utilizing the approximately 14 million e-mail addresses that we have obtained (as of December 2014) from visitors to our stores and visitors to the website. Additionally, we are in the process of rolling out a new online merchandising strategy to present collections of products in a manner consistent with how our customers shop for them in our stores. In addition to our retail e-commerce platform, we have developed a wholesale e-commerce platform that provides our party goods and other wholesale customers the opportunity to order our products through our amscan.com website, as well as our other international sites. Wholesale e-commerce orders, which are included in our 2014 wholesale sales, totaled approximately $19 million during 2014 or approximately 35% higher than 2013.

Retail Advertising and Marketing

Our advertising focuses on promoting specific seasonal occasions and general party themes, with a strong emphasis on our price-value proposition—“Nobody Has More Party for Less”—with the goal of increasing customer traffic and further building our brand. In late 2009, we modified our advertising strategy to minimize our dependency on newspaper inserts and focus instead on a national broadcasting campaign to further develop our customer base. This shift emphasizes brand building and our price-value proposition. As a result, our use of newspaper inserts has decreased from 60% of gross domestic advertising spend in 2009 to 11% in 2014, while the use of broadcasts has increased to 60% of gross domestic advertising spend in 2014.

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

	2014	2013	2012
Stores open at beginning of period	212	214	221
Stores opened/acquired by existing franchisees	—	1	1
Stores sold to the Company	(1)	—	(6)
Stores closed or converted to independent	(3)	(3)	(2)

Stores open at end of period	208	212	214

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

The table below shows the breakdown of our total wholesale sales by channel for the year ended December 31, 2014:

Channel	Sales
(dollars in millions)
Party City and Halloween City—owned stores and e-commerce	$567
Party City—franchised stores	163
Other domestic retailers	144
Domestic balloon distributors/retailers	88
International balloon distributors	22
Other international	229

Total wholesale sales	$1,213

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

Product Lines

We believe we have the industry’s most extensive selection of party supplies. The following table sets forth the principal products we distribute by product category, and the corresponding percentage of revenue that each category represents:

Wholesale Sales by Product for the Year Ended

December 31, 2014

Category	Items	% of Sales
Tableware	Plastic Plates, Paper Plates, Plastic Cups, Paper Cups, Paper Napkins, Plastic Cutlery, Tablecovers	24%

Favors, Stationery & Other	Party Favors, Gift Bags, Gift Wrap, Invitations, Bows, Stationery	17%

Decorations	Latex Balloons, Piñatas, Crepes, Flags & Banners, Decorative Tissues, Stickers and Confetti, Scene Setters, Garland, Centerpieces	20%

Metallic Balloons	Bouquets, Standard 18 Inch Sing-A-Tune, SuperShapes, Weights	12%

Costumes & Accessories	Costumes, Other Wearables, Wigs	27%

Our products span a wide range of lifestyle events from birthdays to theme parties and sporting events, as well as holidays such as Halloween and New Year’s. In 2014, approximately 71% of our wholesale sales consisted of items designed for everyday occasions, with the remaining 29% comprised of items used for holidays and seasonal celebrations throughout the year. Our product offerings cover the following broad range of occasions and life celebrations:

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

Wholesale Sales and Marketing

Our principal wholesale sales and marketing efforts are conducted through an employee sales force servicing approximately 15,000 non-affiliated retail accounts in the United States. In addition to the employee sales team, a select group of manufacturers’ representatives handle specific account situations. International customers are generally serviced by employees of our subsidiaries outside the United States. We have our own sales force of professionals in the U.K., Mexico, Canada, Germany, France, Spain and Hong Kong and operate through third-party distributors elsewhere. Our Anagram subsidiary utilizes independent distributors in the United States to bring our metallic balloons to the grocery, retail gift and floral markets, as well as to third-party party superstores and specialty retailer customers. During October 2014, we acquired U.S. Balloon, a distributor of metallic balloons. We expect that the acquisition will allow us to capture the full manufacturing-to-retail margin on balloons that we manufacture and sell at company-owned Party City stores. Additionally, through our agreement with American Greetings, we are able to leverage American Greetings’ sales force to place our product into other distribution channels, including mass market, drug and grocery retailers.

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

Wholesale Manufactured Products

We are one of the largest manufacturers of decorated party goods products globally, by revenue. Our in-house manufacturing capabilities enable us to control costs, monitor product quality, better manage inventory and provide more efficient order fulfillment. Our domestic manufacturing facilities allow us to react rapidly to changing consumer trends and fulfill our customers’ needs for key products with fast turnaround times. In 2014, we manufactured items representing approximately 31% of our net sales at wholesale (including sales to the Company’s retail operations). Our facilities in Rhode Island, Kentucky, Minnesota, Mexico, Malaysia and New York are highly automated and produce paper and plastic plates and cups, paper napkins, metallic and latex balloons and other party and novelty items at a globally competitive cost. State-of-the-art printing, forming, folding and packaging equipment support these manufacturing operations. Given our size and sales volume, we are generally able to operate our manufacturing equipment on the basis of at least two shifts per day, thus lowering production costs per unit. In select cases, we use available capacity to manufacture products for third parties, which allows us to maintain a satisfactory level of equipment utilization.

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

Complementing our manufacturing facilities, we have a diverse global network of third-party suppliers that supports our strategy of consistently offering a broad selection of high quality, innovative and competitively priced product. We have over 20-year relationships with many of our vendors and often represent a significant portion of their overall business. Third-party manufacturers supplied approximately 69% of products sold at wholesale in 2014. These manufacturers generally produce items designed by and created for us, are located in Asia and are managed by our sourcing office in Hong Kong. We actively work with our third-party suppliers to ensure product cost, quality and safety.

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

During October 2014, we acquired U.S. Balloon, a distributor of metallic balloons. We expect that the acquisition will allow us to capture the full manufacturing-to-retail margin on balloons that we manufacture and sell at company-owned Party City stores.

The distribution center for our retail e-commerce platform is located in Naperville, Illinois. We also have other distribution centers in the U.K., Germany, Mexico and Australia, to support our international customers.

Wholesale Customers

We have a diverse third party customer base at wholesale. During 2014, no individual third party customer accounted for more than 10% of our total third-party sales at wholesale.

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

Employees

As of December 31, 2014, the Company had approximately 7,313 full-time employees and 10,714 part-time employees, none of whom is covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Summary Financial Information about the Company

Information about our revenues, income from operations and assets for each of the years in the five-year period ended December 31, 2014, is included in this report in Item 6, “Selected Consolidated Financial Data.” Our consolidated financial statements include the accounts of the Company and its majority-owned and controlled entities.

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

We believe that the shortage is temporary as new natural gas plants came on-line during the second half of 2013, other plants are expected to come online in the near term, and many helium users are implementing conservation programs. However, should the shortage continue, it could have a material impact on our results.

During 2014, net sales of metallic balloons to domestic distributors and others were $5.7 million higher than during 2013 primarily due to the impact of new licenses and improving helium supplies.

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

Our retail business, including our Party City stores, online sales from our e-commerce website and our temporary Halloween City locations, realizes a significant portion of its revenues, net income and cash flow in September and October, principally due to our Halloween sales. For example, in 2014 our Halloween business represented approximately 25% of our total domestic retail sales. We believe this general pattern will continue in the future. An economic downturn, or adverse weather, during this period could adversely affect us to a greater extent than at other times of the year. Any unanticipated decrease in demand for our products during the Halloween season could require us to maintain excess inventory or sell excess inventory at a substantial markdown, which could have a material adverse effect on our business, profitability, ability to repay any indebtedness and our brand image. In addition, our sales during the Halloween season could be affected if we are not able to find sufficient and adequate lease space for our temporary Halloween City locations or if we are unable to hire temporary personnel to adequately staff these stores and our distribution facility during the Halloween season. Failure to have proper lease space and adequate personnel could hurt our business, financial condition and results of operations.

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

In 2014, we manufactured items representing approximately 31% of our net sales at wholesale (including sales to our retail operations). Any significant disruption in our manufacturing facilities, in the United States or abroad, for any reason, including regulatory requirements, the loss of certifications, power interruptions, fires, hurricanes, war or other force of nature, could disrupt our supply of products, adversely affecting our business, results of operations, cash flows and financial performance. The occurrence of one or more natural disasters, or other disruptive geo-political events, could also result in increases in fuel (or other energy) prices or a fuel shortage, the temporary or permanent closure of one or more of manufacturing or distribution centers, the temporary lack of an adequate work force in a market, the temporary or long-term disruption in the supply of products from some local and overseas suppliers, the temporary disruption in the transport of goods from overseas or delays in the delivery of goods to our distribution centers or stores or to third parties who purchase from us. If one or more of these events occurred, our revenues and profitability would be reduced.

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

The success of our business depends, to a large extent, on the continued service of our senior management team. Gerald C. Rittenberg, our Executive Chairman, and James M. Harrison, our Chief Executive Officer, have been with the Company for approximately 24 and 18 years, respectively. The loss of the services and leadership of either of these individuals could have a negative impact on our business, as we may not be able to find management personnel with similar experience and industry knowledge to replace either of them on a timely basis. We do not maintain key life insurance on any of our senior officers.

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

As of December 31, 2014, we had total indebtedness of $1,828.5 million (exclusive of original issue discount and call premiums) and an additional $356.6 million of borrowing capacity available under the $400.0 million ABL Facility (“the New ABL Facility”, collectively with the $1,125.0 million Term Loan Facility, the “Senior Credit Facilities”) (excluding $19.5 million of letters of credit outstanding as of December 31, 2014).

We also have, and will continue to have, significant lease obligations. As of December 31, 2014, our minimum aggregate rental obligation under operating leases for fiscal 2015 through 2019 totaled $497.9 million.

Our net interest expense for 2014 was approximately $123.3 million. As of December 31, 2014, we had outstanding approximately $1,123.8 million in aggregate principal amount (exclusive of original issue discount and call premiums) of indebtedness under the Senior Credit Facilities that bears interest at a floating rate.

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

In addition, the ABL Facility requires us to comply, under specific circumstances, including certain types of acquisitions, with a minimum fixed charge coverage ratio (as defined therein) covenant of 1.00 to 1.00. At December 31, 2014, such ratio was 1.5 to 1.00. Our ability to comply with this covenant can be affected by events beyond our control, and we may not be able to satisfy them. A breach of this covenant would be an event of default. If an event of a default occurs under the ABL Facility, the ABL Facility lenders could elect to declare all amounts outstanding under the ABL Facility to be immediately due and payable or terminate their commitments to lend additional money, which would also lead to a cross-default and cross-acceleration of amounts owing under the $1,125.0 million Term Loan Facility (“the New Term Loan Credit Agreement”) and would lead to an event of default under our senior notes and PC Nextco’s senior PIK toggle notes if any of the Senior Credit Facilities were accelerated. If the indebtedness under the Senior Credit Facilities or our other indebtedness were to be accelerated, our assets may not be sufficient to repay such indebtedness in full. We have pledged a significant portion of our assets as collateral under the Senior Credit Facilities. See “Description of Certain Debt.”

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

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. The Senior Credit Facilities and the indentures governing the senior notes will restrict our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.

Our ability to repay our debt is affected by the cash flow generated by our subsidiaries.

Our subsidiaries own substantially all of our assets and conduct substantially all of our operations. Accordingly, repayment of our indebtedness will be dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each subsidiary is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. While the indentures governing the senior notes limit the ability of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to certain qualifications and exceptions.

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

The Company maintains the following facilities for its corporate and retail headquarters and to conduct its principal design, manufacturing and distribution operations:

Location	Principal Activity	Square Feet	Owned or Leased (With Expiration Date)
Elmsford, New York	Executive and other corporate offices, show rooms, design and art production for party products	119,469 square feet	Leased (expiration date: December 31, 2021)
Rockaway, New Jersey	Party City corporate offices	106,000 square feet	Leased (expiration date: July 31, 2017)
Eden Prairie, Minnesota	Manufacture of metallic balloons and accessories	115,600 square feet	Owned
Eden Prairie, Minnesota	Manufacture of retail, trade show and showroom fixtures	15,324 square feet	Leased (expiration date: July 31, 2015)
Harriman, New York	Manufacture of paper napkins	74,400 square feet	Leased (expiration date: March 31, 2016)
Louisville, Kentucky	Manufacture and distribution of paper plates	189,175 square feet	Leased (expiration date: March 31, 2018)
Newburgh, New York	Manufacture of paper napkins and cups	52,400 square feet	Leased (expiration date: May 31, 2018)
East Providence, Rhode Island	Manufacture and distribution of plastic plates, cups and bowls	229,230 square feet (1)	Leased (expiration date: April 26, 2016)
Tijuana, Mexico	Manufacture and distribution of party products	135,000 square feet	Leased (2)
Melaka, Malaysia	Manufacture and distribution of latex balloons	100,000 square feet	Leased (expiration date: May 30, 2072)
Chester, New York	Distribution of party and gift products	896,000 square feet	Owned
Edina, Minnesota	Distribution of metallic balloons and accessories	122,312 square feet	Leased (expiration date: December 31, 2015)
Milton Keynes, Buckinghamshire, England	Distribution of party products throughout Europe	130,858 square feet	Leased (expiration date: June 30, 2017)
Naperville, Illinois	Distribution of party goods for e-commerce sales	440,343 square feet	Leased (expiration date: December 31, 2018)
Kircheim unter Teck, Germany	Distribution of party goods	215,000 square feet	Owned
Baulkham Hills, Australia	Office facilities	3,778 square feet	Leased (expiration date: November 14, 2017)
Atlanta, Georgia	Office and storage facilities	15,012 square feet	Leased (expiration date: June 30, 2016)
Brooklyn, New York	Distribution of balloons	68,700 square feet	Leased (expiration date: March 31, 2018)
Livonia, Michigan	Office and distribution of party goods for Halloween City	89,780 square feet	Leased (expiration date: May 31, 2019)
Pleasanton, California	Office for retail e-commerce sales	11,278 square feet	Leased (expiration date: June 18, 2015)

(1)	This figure represents an industrial park, which includes a 48,455 square foot office and warehouse.
(2)	Property is comprised of two buildings with various lease expiration dates through April 1, 2017.

In addition to the facilities listed above, we maintain smaller distribution facilities in the United Kingdom, Canada and Mexico and sourcing offices in China and Hong Kong. We also maintain sales offices in Australia, Canada, Hong Kong and Japan and showrooms in New York, California, Georgia, Texas, Canada and Hong Kong.

As of December 31, 2014, Company-owned and franchised retail stores (including outlet stores) were located in the following states and Puerto Rico:

State	Company-owned	Franchise	Chain-wide
Alabama	1	8	9
Arizona	0	17	17
Arkansas	0	3	3
California	99	15	114
Colorado	14	0	14
Connecticut	14	2	16
Delaware	1	1	2
Florida	62	9	71
Georgia	30	1	31
Hawaii	0	2	2
Illinois	53	0	53
Indiana	22	0	22
Iowa	8	0	8
Kansas	2	4	6
Kentucky	9	0	9
Louisiana	3	8	11
Maine	3	0	3
Maryland	12	12	24
Massachusetts	27	0	27
Michigan	29	0	29
Minnesota	0	19	19
Mississippi	0	3	3
Missouri	17	1	18
Montana	0	1	1
Nebraska	4	0	4
Nevada	6	0	6
New Hampshire	7	0	7
New Jersey	26	2	28
New Mexico	0	3	3
New York	52	13	65
North Carolina	0	19	19
North Dakota	0	3	3
Ohio	29	0	29
Oklahoma	2	0	2
Oregon	0	2	2
Pennsylvania	14	17	31
Puerto Rico	0	5	5
Rhode Island	3	0	3
South Carolina	3	6	9
Tennessee	6	7	13
Texas	51	16	67
Vermont	2	0	2
Virginia	14	8	22
Washington	14	1	15
West Virginia	1	0	1
Wisconsin	12	0	12

Total	652	208	860

Additionally, at December 31, 2014, there were 41 company-owned retail stores in Canada. In 2014, the Company operated 315 temporary Halloween stores, under the Halloween City banner, in the U.S. and Canada. Under this program, we operate temporary stores under short-term leases with terms of approximately four months, to cover the early September through October Halloween season.

We lease the property for all of our company-owned stores. We do not believe that any individual store property is material to our financial condition or results of operations. Of the leases for the company-owned stores at December 31, 2014, 75 expire in 2015, 77 expire in 2016, 68 expire in 2017, 101 expire in 2018, 77 expire in 2019 and the balance expire in 2020 or thereafter. We have options to extend many of these leases for a minimum of five years.

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

There is no public trading market for the Company’s common stock. As of the close of business on December 31, 2014, there was one holder of record of the Company’s common stock.

Dividends

Most of our indebtedness contains restrictions on our activities, including restricting dividends. Any future determination relating to the dividend policies of the Company and Party City Holdco will be made at the discretion of their boards of directors and will depend on a number of factors, including future earnings, capital requirements, financial conditions, future prospects, contractual restrictions and covenants and other factors that the companies’ boards of directors may deem relevant. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—PIK Toggle Notes” for a discussion of a dividend paid to shareholders of Party City Holdco in August 2013.

Equity Compensation Plan Information

The following table sets forth certain information, as of December 31, 2014, concerning Party City Holdco’s 2012 Omnibus Equity Incentive Plan (1);

	(a)	(b)	(c)
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	2,388.0	$14,916	1,245.6
Equity compensation plans not approved by security holders	—	—	—

Total	2,388.0	$14,916	1,245.6

(1)	See Note 12 to our consolidated financial statements included herein for a description of our equity incentive plans.

Item 6.	Selected Consolidated Financial Data

The following table sets forth selected historical consolidated financial data for the periods ended and at the dates indicated below. Our selected historical consolidated financial data as of December 31, 2013 and December 31, 2014 and for the period from July 28, 2012 to December 31, 2012, the period from January 1, 2012 to July 27, 2012 and the years ended December 31, 2013 and December 31, 2014 presented in this table has been derived from our historical audited consolidated financial statements included elsewhere in this filing. Our selected historical consolidated financial data for the years ended December 31, 2010 and December 31, 2011 were derived from our audited consolidated financial statements that are not included in this filing.

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

	Fiscal Year Ended December 31, 2010 (1)	Fiscal Year Ended December 31, 2011 (2)	Period from January 1 to July 27, 2012	Period from July 28 to December 31, 2012	Fiscal Year Ended December 31, 2013 (3)	Fiscal Year Ended December 31, 2014 (4)
	(Predecessor)	(Predecessor)	(Predecessor)	(Successor)	(Successor)	(Successor)
Income Statement Data:
Revenues:
Net sales	$1,579,677	$1,852,869	$930,903	$964,330	$2,026,272	$2,251,589
Royalties and franchise fees	19,417	19,106	9,281	9,312	18,841	19,668

Total revenues	1,599,094	1,871,975	940,184	973,642	2,045,113	2,271,257
Expenses:
Cost of sales (5)	943,058	1,118,973	574,048	636,410	1,259,188	1,375,706
Wholesale selling expenses	42,725	57,905	31,568	28,096	68,102	73,910
Retail operating expenses	296,891	325,332	166,047	172,168	369,996	397,110
Franchise expenses	12,269	13,685	6,579	6,128	13,320	14,281
General and administrative expenses (6)	134,392	138,074	101,502	65,890	146,094	147,721
Art and development costs	14,923	16,636	10,824	8,201	19,311	19,390
Impairment of trade name (7)	27,400	—	—	—	7,500	—

Income from operations	127,436	201,370	49,616	56,749	161,602	243,139
Interest expense, net	40,850	77,743	41,970	62,062	129,826	123,277
Other expense, net (8)	4,208	1,476	22,245	1,593	18,478	5,891

Income (loss) before income taxes	82,378	122,151	(14,599)	(6,906)	13,298	113,971
Income tax expense (benefit)	32,945	45,741	403	(1,322)	500	43,205

Net income (loss)	49,433	76,410	(15,002)	(5,584)	12,798	70,766
Less: net income attributable to noncontrolling interests	114	135	96	60	224	—

Net income (loss) attributable to Party City Holdings Inc.	$49,319	$76,275	$(15,098)	$(5,644)	$12,574	$70,766

Statement of Cash Flow Data
Net cash provided by (used in)
Operating activities (9)	$61,168	$161,264	$(18,126)	$(10,944)	$135,766	$168,074
Investing activities (9)	(102,766)	(138,909)	(31,824)	(1,578,553)	(112,522)	(89,632)
Financing activities (9)	46,515	(19,784)	33,318	1,604,767	(18,479)	(55,122)

	Fiscal Year Ended December 31, 2010 (1)	Fiscal Year Ended December 31, 2011 (2)	Period from January 1, 2012 to July 27, 2012	Period from July 28, 2012 to December 31, 2012	Fiscal Year Ended December 31, 2013 (3)	Fiscal Year Ended December 31, 2014 (4)
	(Predecessor)	(Predecessor)	(Predecessor)	(Successor)	(Successor)	(Successor)
Other Financial Data:
Adjusted EBITDA (10)	$230,618	$275,466	$116,982	$175,329	$320,775	$362,125
Adjusted EBITDA margin (10)	14.4%	14.7%	12.4%	18.0%	15.7%	15.9%
Number of company-owned Party City stores	439	487		600	674	693
Capital expenditures	$49,623	$44,483	$28,864	$16,376	$61,241	$78,241
Party City brand comp sales (11)	3.6%	9.5%			2.9%	5.8%
Share of shelf (12)	58.7%	60.5%	64.7%	63.7%	67.5%	70.2%
Balance Sheet Data (at end of period):
Cash and cash equivalents	$20,454	$22,053	$—	$20,899	$25,487	$47,151
Working capital	189,993	226,277	—	387,858	403,267	473,393
Total assets	1,653,151	1,750,338	—	3,283,319	3,319,574	3,374,393
Total debt (13)	1,000,256	982,258	—	1,851,517	1,837,745	1,817,852
Redeemable common securities	18,089	36,939	—	22,205	23,555	35,062
Total equity (13)	256,422	326,091	—	787,450	803,327	816,623

(1)	The acquisitions of Designware and the Christy’s Group are included in the financial statements from their acquisition dates (March 1, 2010 and September 30, 2010, respectively).
(2)	The acquisitions of Riethmüller and Party City Canada are included in the financial statements from their acquisition dates (January 30, 2011 and July 29, 2011, respectively).
(3)	The acquisitions of Party Delights and iParty are included in the financial statements from their acquisition dates (March 13, 2013 and May 9, 2013, respectively).
(4)	The acquisition of U.S. Balloon is included in the financial statements from the acquisition date (October 24, 2014).
(5)	As a result of the Transaction, the Company applied the acquisition method of accounting and increased the value of its inventory by $89.8 million as of July 28, 2012. Such adjustment increased the Company’s cost of sales during 2014, 2013 and the period from July 28, 2012 to December 31, 2012 by $5.9 million, $25.2 million and $58.6 million, respectively, as the related inventory was sold.
(6)	In conjunction with the Transaction, the Company recorded $8.4 million of transaction costs in general and administrative expenses during the period from January 1, 2012 to July 27, 2012. Additionally, the Transaction accelerated the vesting of certain of the Company’s stock options and during the period from January 1, 2012 to July 27, 2012 the Company recorded $2.1 million of expense in general and administrative expenses. Further, due to the vesting of such stock options, the Company made payments in lieu of dividends to the holders of such options and during the period from January 1, 2012 to July 27, 2012, the Company recorded a $16.1 million charge in general and administrative expenses.
(7)	In conjunction with the Transaction, the Company applied the acquisition method of accounting and allocated the $2.7 billion acquisition price to various tangible and intangible assets, including the Company’s Halloween City trade name. The value that was ascribed to the trade name was based on the number of Halloween City stores that the Company expected to open during each subsequent Halloween selling season and the expected performance of such stores. The number of stores that the Company opens during a season is driven by many factors, including the availability of suitable locations. During 2013, the Company made a strategic decision to open fewer temporary Halloween City stores. As a result of a change in store performance and the Company’s decision to open fewer Halloween City stores than assumed in 2012, during 2013 the Company lowered the value of its Halloween City trade name by recording a $7.5 million impairment charge. During 2010, the Company implemented a plan to convert and rebrand its company-owned FCPO stores to Party City stores. As a result, the Company recorded a charge for the impairment of the Factory Card & Party Outlet trade name in the amount of $27.4 million in the fourth quarter of 2010.
(8)	During February 2014, the Company amended the New Term Loan Credit Agreement. In conjunction with the refinancing, the Company wrote-off $1.6 million of costs that had been capitalized during the issuance of the debt. Additionally, the Company wrote-off $0.6 million of the net original issuance discount and $0.7 million of the unamortized call premium that existed at the time of the amendment. Also, in conjunction with the refinancing, the Company expensed $1.4 million of banker and legal fees. During February 2013, the Company amended the New Term Loan Credit Agreement. In conjunction with that amendment, the Company wrote-off $5.9 million of costs that had been capitalized during the initial issuance of the debt. Additionally, the Company wrote-off $2.3 million of the net original issuance discount that existed as of the time of that amendment. Also, in conjunction with that amendment, the Company expensed $2.5 million of a call premium and $1.6 million of investment banking and legal fees. In conjunction with the Transaction, the Company recorded $19.7 million of transaction costs in other expense, net during the period from January 1, 2012 to July 27, 2012. Additionally, the period from January 1, 2012 to July 27, 2012 included $2.5 million in costs as a result of the termination of an initial public offering. In connection with the refinancing of the Company’s revolving and term debt credit facilities in August and December 2010, the Company wrote off $2.4 million of deferred finance charges during 2010.
(9)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity” for a discussion of cash flows.
(10)	We present adjusted EBITDA as a supplemental measure of our operating performance. We define EBITDA as net income (loss) before interest expense, net, income taxes, depreciation and amortization. We define adjusted EBITDA as EBITDA, as further adjusted to eliminate the impact of certain items that we do not consider indicative of our ongoing operating performance. These further adjustments are itemized below. We present adjusted EBITDA as a supplemental measure of our performance. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating adjusted EBITDA you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

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

	Fiscal Year Ended December 31, 2010 (Predecessor)		Fiscal Year Ended December 31, 2011 (Predecessor)		Period from January 1, 2012 to July 27, 2012 (Predecessor)		Period from July 28, 2012 to December 31, 2012 (Successor)		Fiscal Year Ended December 31, 2013 (Successor)		Fiscal Year Ended December 31, 2014 (Successor)
Net income (loss)	$49,433		$76,410		$(15,002)		$(5,584)		$12,798		$70,766
Interest expense, net	40,850		77,743		41,970		62,062		129,826		123,277
Income taxes	32,945		45,741		403		(1,322)		500		43,205
Depreciation and amortization	49,418		59,631		33,915		49,837		94,624		82,890

EBITDA	172,646		259,525		61,286		104,993		237,748		320,138
Equity based compensation	6,019		1,397		3,375		—		2,137		1,583
Non-cash purchase accounting adjustments	1,244		—		—		58,626	(a)	25,229	(a)	8,868	(a)
Management fee	1,248	(b)	1,248	(b)	713	(b)	1,292	(b)	3,000	(b)	3,356	(b)
Impairment charges	27,997	(c)	87		—		—		7,822	(c)	1,012
Restructuring, retention and severance	1,780		2,513		355		784		4,673		3,391
Payment in lieu of dividend	9,395	(d)	617	(d)	16,533	(d)	—		—		—
Refinancing charges	2,448		—		—		—		12,295	(e)	4,396	(e)
Deferred rent	4,500		7,467		3,344		6,335		17,055		14,418
Business interruption	—		—		—		2,000	(f)	500	(f)	(2,435	)(f)
Transaction costs	—		—		28,582	(g)	—		—		—
Corporate development expenses	1,660		2,471		2,395		351		4,828		700
Foreign currency losses (gains)	354		(280)		148		532		1,581		1,447
Store closing costs	1,293		664		305		169		1,498		1,199
Undistributed (income) loss in unconsolidated joint venture	(678)		(463)		(128)		(297)		172		1,556
Other	712		220		74		544		2,237		2,496

Adjusted EBITDA	$230,618		$275,466		$116,982		$175,329		$320,775		$362,125

(a)	As a result of the Transaction, the Company applied the acquisition method of accounting and increased the value of its inventory by $89.8 million as of July 28, 2012. Such adjustment increased the Company’s cost of sales during 2014, 2013 and the period from July 28, 2012 to December 31, 2012 by $5.9 million, $25.2 million and $58.6 million, respectively, as the related inventory was sold.
(b)	Represents management fees paid.

(c)	In conjunction with the Transaction, the Company applied the acquisition method of accounting and allocated the $2.7 billion acquisition price to various tangible and intangible assets, including the Company’s Halloween City trade name. The value that was ascribed to the trade name was based on the number of Halloween City stores that the Company expected to open during each subsequent Halloween selling season and the expected performance of such stores. The number of stores that the Company opens during a season is driven by many factors, including the availability of suitable locations. During 2013, the Company made a strategic decision to open fewer temporary Halloween City stores. As a result of a change in store performance and the Company’s decision to open fewer Halloween City stores than assumed in 2012, during 2013 the Company lowered the value of its Halloween City trade name by recording a $7.5 million impairment charge. During 2010, the Company implemented a plan to convert and rebrand its company-owned FCPO stores as Party City stores. As a result, the Company recorded a charge for impairment of the FCPO trade name in the amount of $27.4 million in the fourth quarter of 2010.
(d)	In December 2010, a one-time cash dividend was declared. In addition, holders of unvested options at the declaration date would receive a distribution when the options vested. At the time of the Transaction, certain outstanding stock options became fully vested and distributions were made in the amount of $16.1 million. Further, prior to the Transaction, during 2012 certain outstanding stock options became fully vested and the Company made distributions in the amount of $0.4 million. The Company recorded charges equal to such amounts in general and administrative expenses during the period from January 1, 2012 to July 27, 2012.
(e)	During February 2014, the Company amended the New Term Loan Credit Agreement. In conjunction with the refinancing, the Company wrote-off $1.6 million of costs that had been capitalized during the issuance of the debt. Additionally, the Company wrote-off $0.6 million of the net original issuance discount and $0.7 million of the unamortized call premium that existed at the time of the amendment. Also, in conjunction with the refinancing, the Company expensed $1.4 million of banker and legal fees. During February 2013, the Company amended the New Term Loan Credit Agreement. In conjunction with that amendment, the Company wrote-off $5.9 million of costs that had been capitalized during the initial issuance of the debt. Additionally, the Company wrote-off $2.3 million of the net original issuance discount that existed as of the time of that amendment. Also, in conjunction with that amendment, the Company expensed $2.5 million of a call premium and $1.6 million of investment banking and legal fees.
(f)	During October 2012, the Company’s operations were negatively impacted by Superstorm Sandy and the Company pursued business interruption insurance proceeds. During the fourth quarter of 2012 and the second quarter of 2013, the Company increased adjusted EBITDA by $2.0 million and $1.0 million, respectively, to reflect its best estimate of the expected business interruption proceeds yet to be reflected in the consolidated statement of operations and comprehensive income (loss). During the fourth quarter of 2013 and during 2014, the Company received business interruption proceeds of $0.5 million and $4.5 million, respectively, and recognized those amounts in its consolidated statements of operations and comprehensive income (loss). To the extent that estimated proceeds were previously included in adjusted EBITDA, the Company reduced adjusted EBITDA for 2013 and 2014.
(g)	In conjunction with the Transaction, the Company incurred certain costs. See Note 5 to the audited consolidated financial statements which are included elsewhere in this filing.

(11)	Party City brand comp sales include North American e-commerce, Canadian store sales and sales for stores converted from the FCPO and iParty formats to the Party City format.
(12)	Represents the percentage of product costs included in cost of goods sold by our domestic permanent stores (including converted iParty stores starting in 2014) and North American e-commerce operations, which relate to products supplied by our wholesale operations.
(13)	Excludes redeemable common securities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Effect of the Transaction

On July 27, 2012, Merger Sub merged into PCHI, with PCHI being the surviving entity (“the Transaction”). As a result of the Transaction, the financial information for the period after July 27, 2012 represents the financial information of the “Successor” company. Prior to, and including, July 27, 2012, the consolidated financial statements include the accounts of the “Predecessor” company. Due to the change in the basis of accounting resulting from the application of the acquisition method of accounting and push-down accounting (see Note 1 to the audited consolidated financial statements, which are included elsewhere in this filing for further discussion), the Predecessor’s consolidated financial statements and the Successor’s consolidated financial statements are not necessarily comparable. The change in basis resulting from the Transaction did not impact net sales, royalties and franchise fees or retail operating expenses and, for those accounts, comparing full-year 2013 results to full-year 2012 results provides meaningful comparison. However, for all other accounts, to the extent that the change in basis had a material impact on our results during the Successor period, we have disclosed such impact in “Results of Operations”. Certain amounts in this filing combine the results of the Predecessor and the Successor. Such combination was performed by mathematical addition and does not comply with GAAP, although we believe it provides a meaningful method of comparison for certain accounts. The data is being presented for analytical purposes only. Combined operating results (i) have not been prepared on a pro forma basis as if the Transaction occurred on the first day of the period, (ii) may not reflect the actual results we would have achieved absent the Transaction and (iii) may not be predictive of future results of operations.

Business Overview

Our Company

We are the leading party goods retailer by revenue in North America and, we believe, the largest vertically integrated supplier of decorated party goods globally by revenue with multiple levers to drive future growth across channels, products and geographies. With approximately 900 locations, we have the only coast-to-coast network of party superstores in the U.S. and Canada that make it easy and fun to enhance special occasions with a differentiated shopping experience and an unrivaled assortment of innovative and exciting merchandise offered at a compelling value. Through a series of acquisitions between 2005 and 2010, we built a powerful retail operation that captures the full manufacturing-to-retail margin on a significant portion of the products sold in our stores. Based on our revenues, we believe we are the largest global designer, manufacturer and distributor of decorated party supplies with products found in over 40,000 retail outlets worldwide, including our own stores as well as independent party supply stores, mass merchants, grocery retailers, dollar stores and others. Our category-defining retail concept, multi-channel reach, widely recognized brands, broad and deep product offering and low-cost global sourcing model are, we believe, significant competitive advantages. We believe these characteristics position us for continued organic and acquisition-led growth and margin expansion.

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

Our Retail segment generates revenues from the sale of merchandise to the end consumer through our chain of company-owned party goods stores, online through our e-commerce websites, including PartyCity.com, and through our chain of temporary Halloween City locations. Franchise revenues include royalties on franchise retail sales and franchise fees charged for the initial franchise award and subsequent renewals. Our retail sales of party goods are fueled by everyday events such as birthdays, various seasonal events and other special occasions occurring throughout the year. In addition, through Halloween City, our temporary Halloween business, we seek to maximize our Halloween seasonal opportunity. As a result, in 2014, our Halloween business represented approximately 25% of our total domestic retail sales, generally occurring in a five-week selling season ending on October 31. We expect to continue to generate a significant portion of our retail sales during the Halloween selling season.

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

Comparable Retail Same-Store Sales. The growth in same-store sales represents the percentage change in same-store sales in the period presented compared to the prior year. Same-store sales exclude the net sales of a store for any period if the store was not open during the same period of the prior year. Comparable sales are calculated based upon stores that were open at least thirteen full months as of the end of the applicable reporting period. When a store is reconfigured or relocated within the same general territory, the store continues to be treated as the same store. If, during the period presented, a store was closed, sales from that store up to and including the closing day are included as same-store sales as long as the store was open during the same period of the prior year. Converted FCPO and Party Packagers stores are included in Party City’s same-store sales immediately following conversion. Same-store sales for the Party City brand include retail e-commerce sales. iParty stores were included in Party City’s same-store sales after the completion of thirteen full months following the acquisition.

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

As a result of the Transaction, we applied the acquisition method of accounting and increased the value of our inventory by $89.8 million as of July 28, 2012. The adjustment principally reflects the previously deferred wholesale margin on inventory supplied to our retail operations at July 27, 2012. Such adjustment increased our cost of sales during the period from July 28, 2012 to December 31, 2012 by $58.6 million, during 2013 by $25.2 million, and during 2014 by $5.9 million, as the related inventory was sold. Further, during the application of the acquisition method of accounting, we increased the values of our property, plant and equipment and certain intangible assets. The impact of such adjustments on depreciation expense and amortization expense increased our cost of sales during the period from July 28, 2012 to December 31, 2012 by $15.4 million, during 2013 by $25.9 million, and during 2014 by $15.2 million.

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

Executive Overview

Total revenues for the year ended December 31, 2014 were $2,271.3 million and were $226.1 million or 11.1% higher than 2013. Same-store sales for the Party City brand (including North American retail e-commerce sales and sales at acquired stores, to the extent that the stores were converted to the Party City format and included in our sales for the comparable period of the prior year) increased by 5.8% due to a 4.2% increase in average transaction dollar size and a 1.6% increase in transaction count. The revenue increase was also partially due to the 2014 fiscal year of our Retail operations consisting of 53 weeks (fiscal year 2013 had 52 weeks). The 53rd week contributed $34.0 million to Retail net sales. See “—Results of Operations” for further discussion of the increase in revenues.

Additionally, Adjusted EBITDA increased from $320.8 million in 2013 to $362.1 million in 2014. See “Selected Consolidated Financial Data” and “Results of Operations” for further detail of the increase in Adjusted EBITDA.

Factors Affecting Our Results

Other important events that have impacted or will impact the results presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” include:

53rd Week. The 2014 fiscal year of our Retail operations consisted of 53 weeks. Fiscal year 2013 had 52 weeks. The 53rd week contributed $34.0 million to Retail net sales. Please see “Results of Operations” below for further discussion of the impact of the 53rd week on the various accounts in our consolidated statement of operations and comprehensive income.

Transaction-Related Costs. As a result of the Transaction, we applied the acquisition method of accounting and increased the value of its inventory by $89.8 million as of July 28, 2012. The adjustment principally reflects the previously deferred wholesale margin on inventory supplied to our retail operations at July 27, 2012. The adjustment increased our cost of sales during the period from July 28, 2012 to December 31, 2012 by $58.6 million, during 2013 by $25.2 million, and during 2014 by $5.9 million, as the related inventory was sold. Such amount was added back to EBITDA when arriving at Adjusted EBITDA. For a discussion of our use of Adjusted EBITDA and a reconciliation to net income (loss), please refer to “Selected Consolidated Financial Data.”

Additionally, as a result of the Transaction, we applied the acquisition method of accounting and recorded our property, plant and equipment and intangible assets at fair value. The impact of such adjustments on depreciation expense and amortization expense increased our cost of sales during the period from July 28, 2012 to December 31, 2012, during 2013, and during 2014, by $15.4 million, $25.9 million and $15.2 million, respectively.

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

Recent Acquisitions. In March 2013, we completed our acquisition of Party Delights, an online retailer of party goods, fancy dress and similar items for birthdays, weddings, christenings and other celebrations, for $14.8 million. The acquisition broadens our product offering and allows it to enter European retail markets through e-commerce. The acquisition of Party Delights contributed $27.2 million and $16.9 million to net sales during 2014 and 2013, respectively. In May 2013, we completed our acquisition of iParty, a party goods retailer with approximately 50 stores, principally located in the New England region, for $38.4 million (including the repayment of $9.0 million outstanding under iParty’s credit agreement). The acquisition accelerates our growth throughout New England, a densely populated region where we did not have a market presence. The acquisition of iParty contributed $87.7 million and $57.1 million to net sales during 2014 and 2013, respectively.

Refinancings. Amounts outstanding under PCHI’s previous $350.0 million ABL revolving credit facility and previous $675.0 million term loan agreement were repaid in conjunction with the closing of the Transaction. At such time, PCHI entered into the New ABL Facility and the New Term Loan Credit Agreement. Additionally, in conjunction with the Transaction, our subsidiary, PCHI, issued the New Senior Notes and completed a cash tender offer for all of its outstanding $175.0 million 8.75% senior subordinated notes.

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

During February 2014, the Company amended the New Term Loan Credit Agreement again. In conjunction with the refinancing, we wrote-off $1.6 million of costs that had been capitalized during the issuance of the debt. Additionally, we wrote-off $0.6 million of the net original issuance discount and $0.7 million of the unamortized call premium that existed at the time of the amendment. Also, in conjunction with the refinancing, we expensed $1.4 million of banker and legal fees. All of these charges were recorded in other expense in our consolidated statement of operations and comprehensive income. For further discussion, see the notes to the consolidated financial statements which are included elsewhere in this filing.

Results of Operations

Year Ended December 31, 2014 Compared To Year Ended December 31, 2013

The following tables set forth our operating results and operating results as a percentage of total revenues for the years ended December 31, 2014 and 2013.

	Years Ended December 31,
	2013		2014
	Successor		Successor
	(Dollars in thousands)
Revenues:
Net sales	$2,026,272	99.1%	$2,251,589	99.1%
Royalties and franchise fees	18,841	0.9	19,668	0.9

Total revenues	2,045,113	100.0	2,271,257	100.0
Expenses:
Cost of sales	1,259,188	61.6	1,375,706	60.6
Wholesale selling expenses	68,102	3.3	73,910	3.3
Retail operating expenses	369,996	18.1	397,110	17.4
Franchise expenses	13,320	0.7	14,281	0.6
General and administrative expenses	146,094	7.1	147,721	6.5
Art and development costs	19,311	0.9	19,390	0.9
Impairment of trade name	7,500	0.4	0	0.0

Total expenses	1,883,511	92.1	2,028,118	89.3

Income from operations	161,602	7.9	243,139	10.7
Interest expense, net	129,826	6.4	123,277	5.4
Other expense, net	18,478	0.9	5,891	0.3

(Loss) income before income taxes	13,298	0.6	113,971	5.0
Income tax (benefit) expense	500	0.0	43,205	1.9

Net income	12,798	0.6	70,766	3.1
Less: net income attributable to noncontrolling interests	224	0.0	0	0.0

Net income attributable to Party City Holdings Inc.	$12,574	0.6%	$70,766	3.1%

Revenues

Total revenues for the year ended December 31, 2014 were $2,271.3 million and were $226.1 million or 11.1% higher than the corresponding period of 2013. The following table sets forth the Company’s total revenues for the years ended December 31, 2014 and 2013.

	Years Ended December 31,
	2013		2014
	Dollars in Thousands	Percentage of Total Revenues	Dollars in Thousands	Percentage of Total Revenues
Net Sales:
Wholesale	$1,080,740	52.9%	$1,213,024	53.4%
Eliminations	(487,990)	(23.9)%	(566,663)	(24.9)%

Net wholesale	592,750	29.0%	646,361	28.5%
Retail	1,433,522	70.1%	1,605,228	70.6%

Total net sales	2,026,272	99.1%	2,251,589	99.1%
Royalties and franchise fees	18,841	0.9%	19,668	0.9%

Total revenues	$2,045,113	100.0%	$2,271,257	100.0%

Retail

Retail net sales during 2014 were $1,605.2 million and increased $171.7 million or 12.0% over 2013. The increase was partially due to the 2014 fiscal year of our retail operations consisting of 53 weeks (fiscal year 2013 had 52 weeks). The 53rd week contributed $34.0 million to Retail net sales. Retail net sales at our Party City stores (including iParty stores acquired during May 2013) totaled $1,386.4 million and were $148.0 million or 12.0% higher than the corresponding period of 2013, including the impact of the 53rd week. The May 2013 acquisition and subsequent rebranding and remerchandising of iParty stores as Party City stores increased sales during the year by $30.6 million over 2013 (including the impact of positive same-store sales from May 2014 to December 2014). The increase in sales at our Party City stores also reflects the operation of 21 additional stores during 2014 as 23 stores were opened, six stores were acquired and eight stores were closed during 2014. Our global retail e-commerce sales totaled $141.4 million during 2014 and were $23.0 million or 19.4% higher than 2013, including the impact of the 53rd week. Retail net sales were negatively impacted by $1.4 million compared to the corresponding period of 2013 due to the closure of our remaining outlet stores. Same-store sales for the Party City brand (including domestic and Canadian retail e-commerce sales and sales at acquired stores, to the extent that the stores were converted to the Party City format and included in our sales for the comparable period of the prior year) increased by 5.8% during 2014 due to a 4.2% increase in average transaction dollar size and a 1.6% increase in transaction count. Excluding the impact of e-commerce, same-store sales increased by 5.4% due to a 3.9% increase in average transaction dollar size and a 1.5% increase in transaction count. Retail e-commerce sales included in our brand comp increased by 11.3% due to a 5.7% increase in transaction count and a 5.6% increase in average transaction dollar size. Net sales at our temporary Halloween City stores were $77.4 million during 2014 and were $2.1 million higher than 2013. The average sales per Halloween City store increased by 14.3% compared to 2013 and by 13.8% when compared to 2013’s five-week Halloween selling season. We operated 315 Halloween City stores during 2014, as compared to 350 stores during 2013.

Wholesale

Wholesale net sales during 2014 totaled $646.4 million and were $53.6 million or 9.0% higher than the corresponding period of 2013. The fiscal year of our Wholesale operations is the calendar year. During the year, net sales to domestic party goods retailers and distributors, including our franchisee network, totaled $306.3 million and were $15.6 million, or 5.4%, higher than 2013. Sales increased versus 2013 due to an approximately $8 million increase in sales of juvenile birthday product, driven principally by new licenses, an approximately $6 million increase in sales of Halloween-related product, including our Christy’s costumes line, and an approximately $5 million increase in contract manufacturing sales of paper tableware. Sales during 2013 benefitted from approximately $4 million of sales to iParty prior to our acquisition of iParty in

May 2013. As a result of the acquisition, sales to iParty are now excluded as intercompany sales. Net sales of metallic balloons to domestic distributors and others totaled $88.8 million and were $5.7 million or 6.9% higher than in 2013 principally due to the impact of new licenses and improving helium supplies. Sales from our international operations and U.S. export sales totaled $251.3 million and were $32.3 million, or 14.7%, higher than 2013. The increase was principally due to higher sales of our Christy’s costumes, approximately $18 million, and increased sales of party goods to a large multi-national company located in the U.S. Additionally, foreign currency translation positively impacted 2014 sales by approximately $3 million.

Intercompany sales to our retail affiliates were $566.7 million during 2014 and were $78.7 million or 16.1% higher than the corresponding period of 2013. The increase was primarily due to sales growth at our retail operations and an increase in our wholesale share of shelf at our retail operations (including the impact of synergies associated with acquired iParty stores). Intercompany sales represented 46.7% of total wholesale sales during 2014, compared to 45.2% during the corresponding period of 2013. The intercompany sales of our wholesale segment are eliminated against the intercompany purchases of our retail segment in the consolidated financial statements.

Royalties and franchise fees

Royalties and franchise fees for 2014 were $19.7 million and were $0.8 million higher than 2013 principally due to increased sales at franchise stores and the impact of the 53rd week in fiscal year 2014.

Gross Profit

Our total gross profit on net sales during 2014 was 38.9%, compared to 37.9% during the corresponding period of 2013. As a result of the Transaction, we applied the acquisition method of accounting and increased the value of our inventory by $89.8 million as of July 28, 2012. Such adjustment increased our cost of sales during 2014 and 2013 by $5.9 million and $25.2 million, respectively, as the related inventory was sold. Further, during the application of the acquisition method of accounting, we increased the values of certain intangible assets and property, plant and equipment. The impact of such adjustments on depreciation and amortization expense increased our cost of sales during the years ended December 31, 2014 and 2013 by $15.2 million and $25.9 million, respectively. The purchase accounting adjustments to cost of sales negatively impacted our gross profit percentages during 2014 and 2013 by 90 basis points and 250 basis points, respectively.

The following table sets forth the Company’s gross profit for the years ended December 31, 2014 and December 31, 2013.

	Year Ended December 31,
	2013		2014
	Dollars in Thousands	Percentage of Net Sales	Dollars in Thousands	Percentage of Net Sales
Retail	$582,214	40.6%	$674,453	42.0%
Wholesale	184,870	31.2	201,430	31.2

Total	$767,084	37.9%	$875,883	38.9%

The gross profit on net sales at retail during the years ended December 31, 2014 and 2013 was 42.0% and 40.6%, respectively. The purchase accounting adjustments to cost of sales negatively impacted retail’s gross profit percentage during 2014 and 2013 by 80 basis points and 250 basis points, respectively. Excluding the impact of purchase accounting, the gross profit percentage during 2014 was slightly lower than during 2013 as changes in product mix was mostly offset by further leveraging of fixed occupancy costs and increased sales of product supplied by our wholesale operations. During 2014, our wholesale operations’ share of shelf at our domestic Party City stores (including stores acquired from iParty) and our North American retail e-commerce operations (i.e., product costs supplied by our wholesale operations) was 70.2%.

The gross profit on net sales at wholesale during each of the years ended December 31, 2014 and 2013 was 31.2%. The purchase accounting adjustments to cost of sales negatively impacted wholesale’s gross profit percentage during 2014 and 2013 by 120 basis points and 250 basis points, respectively. Excluding the impact of purchase accounting, the gross profit percentage during 2014 was lower than during 2013 principally due to changes in sales mix, including higher international sales and increased royalties due to higher sales of licensed product, partially offset by the leveraging of fixed distribution and manufacturing costs.

Operating expenses

Wholesale selling expenses were $73.9 million during 2014 and were $5.8 million or 8.5% higher than 2013 principally due to the increase in sales (see above), inflationary cost increases and the impact of foreign currency translation. Wholesale selling expenses were 11.4% and 11.5% of net wholesale sales during 2014 and 2013, respectively. As a result of the application of the acquisition method of accounting, we increased the values of certain intangible assets. The impact of such adjustments on amortization expense increased wholesale selling expenses during 2014 and 2013 by $7.0 million and $8.3 million, respectively.

Retail operating expenses during 2014 and 2013 were $397.1 million and $370.0 million, respectively. Retail operating expenses during 2014 were $27.1 million or 7.3% higher than in 2013. Approximately $9 million of the increase was due to the May 2013 acquisition of iParty and the March 2013 acquisition of Party Delights. The remainder of the increase was primarily due to the operation of approximately 21 additional stores, the impact of fiscal year 2014 for our Retail operations consisting of 53 weeks, and inflationary cost increases. Such increases were partially offset by lower advertising costs. Retail operating expenses were 24.7% and 25.8% of net retail sales during 2014 and 2013, respectively.

Franchise expenses during 2014 and 2013 were $14.3 million and $13.3 million, respectively. The $1.0 million increase was principally due to the 53rd week.

General and administrative expenses during 2014 and 2013 were $147.7 million and $146.1 million, respectively. Inflationary cost increases, the impact of fiscal year 2014 for our Retail operations consisting of 53 weeks, and the impact of general and administrative costs at Party Delights (which was acquired in March 2013) were offset by the elimination, in 2014, of iParty general and administrative costs which were incurred during 2013, as part of the synergies related to the May 2013 acquisition. General and administrative expenses were 6.5% and 7.1% of total revenues during 2014 and 2013, respectively.

Art and development costs totaled $19.4 million and $19.3 million during 2014 and 2013, respectively. The costs were 0.9% and 1.0% of total revenues during 2014 and 2013, respectively.

In conjunction with the Transactions, we applied the acquisition method of accounting and allocated the $2.7 billion acquisition price to various tangible and intangible assets, including our Halloween City trade name. The value that was ascribed to the trade name was based on the number of Halloween City stores that we expected to open during each subsequent Halloween selling season and the expected performance of such stores. The number of stores that the Company opens during a season is driven by many factors, including the availability of suitable locations. During 2013, we made a strategic decision to open fewer temporary Halloween City stores. As a result of that decision and a change in store performance, during 2013 we lowered the value of the Halloween City trade name by recording a $7.5 million impairment charge.

Interest expense, net

Interest expense, net, totaled $123.3 million during 2014, compared to $129.8 million during 2013. The $6.5 million decrease was principally due to the February 2013 and February 2014 amendments of the New Term Loan Credit Agreement, which lowered the interest rate by 150 basis points and 25 basis points, respectively.

Other expense, net

Other expense, net, was $5.9 million during 2014, compared to $18.5 million during 2013.

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

During 2014, we received $4.5 million of business interruption insurance proceeds related to the impact of Superstorm Sandy in 2012 and recorded the amount in other expense, net.

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

Other expense, net also includes corporate development expenses, foreign currency losses and losses in unconsolidated joint ventures.

Income tax expense

The difference between the consolidated effective income tax rate for the year ending December 31, 2014 and the U.S. federal statutory rate is primarily attributable to unrecognized foreign tax credits and state income taxes, partially offset by a foreign rate differential and available domestic manufacturing deductions. See Note 13 of the consolidated financial statements for further detail.

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

The gross profit on net sales at retail during 2013 was 40.6%. The gross profit on net sales at retail during the periods from July 28, 2012 to December 31, 2012 and January 1, 2012 to July 27, 2012 were 36.5% and 39.9%, respectively. The purchase accounting adjustments to cost of sales negatively impacted retail’s gross profit percentage during 2013 and during the period from July 28, 2012 to December 31, 2012 by 250 basis points and 780 basis points, respectively. During 2013, our wholesale operations’ share of shelf at our domestic Party City stores (excluding acquired iParty stores) and our North American retail e-commerce operations (i.e., product costs supplied by our wholesale operations) was 67.5%.

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

In conjunction with the Transaction, we applied the acquisition method of accounting and allocated the $2.7 billion acquisition price to various tangible and intangible assets, including our Halloween City trade name. The value that was ascribed to the trade name was based on the number of Halloween City stores that we expected to open during each subsequent Halloween selling season and the expected performance of such stores. The number of stores that the Company opens during a season is driven by many factors, including the availability of suitable locations. During 2013, we made a strategic decision to open fewer temporary Halloween City stores. As a result of a change in store performance and the decision to open fewer Halloween City stores than assumed in 2012, during 2013 we lowered the value of the Halloween City trade name by recording a $7.5 million impairment charge.

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

The New ABL Facility provides for two pricing options: (i) an alternate base interest rate (“ABR”) equal to the greater of (a) the prime rate, (b) the federal funds rate plus 1/2 of 1% or (c) the LIBOR rate plus 1%, in each case, on the date of such borrowing or (ii) a LIBOR based interest rate determined by reference to the LIBOR cost of funds for U.S. dollar deposits for the relevant interest period adjusted for certain additional costs and, in each case, plus an applicable margin. The applicable margin ranges from 0.5% to 1.00% with respect to ABR borrowings and from 1.50% to 2.00% with respect to LIBOR borrowings. The applicable margin at December 31, 2014 was 0.75% for ABR loans and 1.75% for loans based on the LIBOR rate.

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

Borrowings under the New ABL Facility at December 31, 2014 totaled $24.0 million at an interest rate of 4.00%. Outstanding standby letters of credit totaled $19.5 million and, after considering borrowing base restrictions, the Company had $356.6 million of excess availability at December 31, 2014.

New Term Loan Credit Agreement

The New Term Loan Credit Agreement provides for two pricing options: (i) an ABR for any day, a rate per annum equal to the greater of (a) Deutsche Bank’s prime rate in effect on such day, (b) the federal funds effective rate in effect on such day plus 1/2 of 1%, (c) the adjusted LIBOR rate plus 1% and (d) 2.00% or (ii) the LIBOR rate, adjusted for certain additional costs, with a LIBOR floor of 1.00%, in each case plus an applicable margin. The applicable margin is 2.00% with respect to ABR borrowings and 3.00% with respect to LIBOR borrowings.

The New Term Loan Credit Agreement also provides that the Company has the right from time to time to request an amount of additional term loans up to $250.0 million. The lenders under the New Term Loan Credit Agreement are not under any obligation to provide any such additional term loans.

The Company may voluntarily prepay the term loans at any time without premium or penalty, other than customary breakage costs with respect to loans based on the LIBOR rate. The term loans are subject to mandatory prepayment, subject to certain exceptions, with (i) 100% of net proceeds above a threshold amount of certain asset sales, subject to reinvestment rights and certain other exceptions, (ii) 100% of the net cash proceeds of any incurrence of debt other than debt permitted under the New Term Loan Credit Agreement, (iii) 50% of Excess Cash Flow, as defined in the New Term Loan Credit Agreement, if any (which percentage will be reduced to 25% if the Company’s senior secured leverage ratio (as defined in the New Term Loan Credit Agreement) is less than 3.50 to 1.00, but greater than 2.50 to 1.00, and 0% if the Company’s senior secured leverage ratio is less than 2.50 to 1.00).

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

At December 31, 2014, the outstanding principal amount of term loans under the New Term Loan Credit Agreement was $1,089.2 million, which reflects an original issue discount of $5.1 million, net of $3.2 million of accumulated amortization and a call premium of $5.5 million, net of $2.5 million of accumulated amortization. At December 31, 2014, the interest rate on the outstanding term loan borrowings was 4.00%.

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

PIK Toggle Notes

On August 1, 2013, PC Nextco issued $350.0 million of 8.75% notes at a 1% discount (“the PIK Toggle Notes”). The proceeds, net of expenses, were used to pay a dividend to the shareholders of PC Nextco’s parent, Party City Holdco. The PIK Toggle Notes, which mature on August 15, 2019 and which pay interest semiannually on February 15th and August 15th, are not guaranteed by the Company. However, since PC Nextco has no assets or operations other than its investment in, and income (loss) from, the Company and its subsidiaries, interest and principal payments for the PIK Toggle Notes will be funded by the Company. To the extent that restricted payment basket limitations in the Company’s existing debt agreements prevent the Company from being able to pay the necessary funds to PC Nextco in order for PC Nextco to make the semi-annual interest payments, the PIK Toggle Notes require PC Nextco to make the interest payments in the form of additional notes bearing interest at 9.50%.

Other Credit Agreements

The Company has entered into several foreign credit facilities which provide it with additional borrowing capacity. At December 31, 2014 and December 31, 2013, borrowings under the foreign facilities totaled $1.4 million and $1.2 million, respectively.

Other Indebtedness

Additionally, we have entered into various capital leases for machinery and equipment. At December 31, 2014 and December 31, 2013 the balances of such leases were $3.3 million and $2.9 million, respectively. We also have numerous non-cancelable operating leases for its retail store sites, as well as several leases for offices, distribution and manufacturing facilities, showrooms and equipment. These leases generally contain renewal options and require us to pay real estate taxes, utilities and related insurance costs.

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

Cash Flow Data—Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Net cash provided by operating activities totaled $168.1 million and $135.8 million during the years ended December 31, 2014 and 2013, respectively. Net cash flows provided by operating activities before changes in operating assets and liabilities were $181.0 million during 2014, compared to $129.6 million during 2013, with the variance principally attributable to the increased profitability during 2014. Changes in operating assets and liabilities during 2014 resulted in a use of cash of $12.9 million. Changes in operating assets and liabilities during 2013 resulted in a source of cash of $6.2 million. The variance was due to an increase in inventory in order to support the higher sales levels and new merchandising programs.

Net cash used in investing activities totaled $89.6 million during 2014, as compared to $112.5 million during 2013. Investing activities during 2014 included $10.2 million paid in connection with the acquisition of U.S. Balloon. Investing activities during 2013 included $48.6 million paid in connection with the acquisitions of iParty and Party Delights. Capital expenditures during 2014 and 2013 were $78.2 million and $61.2 million, respectively. Retail capital expenditures totaled $50.6 million during 2014 and principally related to store conversions and new stores. Wholesale capital expenditures totaled $27.6 million during 2014 and primarily related to machinery and equipment at manufacturing operations, as well as printing plates and dies.

Net cash used in financing activities was $55.1 million during 2014, as compared to $18.5 million during 2013. During both February 2014 and February 2013, the Company amended the New Term Loan Credit Agreement. As all term loans outstanding at the time of the amendments were replaced with new term loans for the same principal amount, the Company included the total principal amounts, $1,111.0 million and $1,122.2 million, respectively, in both the repayment of loans, notes payable and long-term obligations and the proceeds from loans, notes payable and long-term obligations. During 2014, the Company made a $31.8 million indirect distribution to PC Nextco so that PC Nextco could pay interest on the PIK Toggle Notes. Net repayments during 2014 were $5.9 million greater than during 2013 as the increased profitability and lower cash used in investing activities more than offset the distribution to PC Nextco and the change in operating assets and liabilities.

At December 31, 2014, we had $356.6 million of excess availability under the ABL Facility, after considering borrowing base restrictions.

Cash Flow Data—Year Ended December 31, 2013 Compared to Periods from January 1, 2012 to July 27, 2012 and July 28, 2012 to December 31, 2012

Net cash provided by operating activities totaled $135.8 million during 2013. Net cash used in operating activities totaled $10.9 million and $18.1 million during the periods from July 28, 2012 to December 31, 2012 and January 1, 2012 to July 27, 2012, respectively. Net cash flows provided by operating activities before changes in operating assets and liabilities were $129.7 million during 2013. Net cash flows provided by operating activities before changes in operating assets and liabilities, which were impacted by the Transaction, were $33.6 million and $32.5 million during the periods from July 28, 2012 to December 31, 2012 and January 1, 2012 to July 27, 2012, respectively. Changes in operating assets and liabilities during 2013 resulted in a source of cash of $6.1 million. Changes in operating assets and liabilities during the period from July 28, 2012 to December 31, 2012 and the period from January 1, 2012 to July 27, 2012 resulted in uses of cash in the amounts of $44.5 million and $50.6 million, respectively. The change in accounts payable, accrued expenses and income taxes payable during the period from July 28, 2012 to December 31, 2012 principally related to stock option payments, payments in lieu of dividends and other Transaction-related payments. The $50.6 million use of cash during the period from January 1, 2012 to July 27, 2012 was due to our seasonal working capital build.

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

Tabular Disclosure of Contractual Obligations

Our contractual obligations at December 31, 2014 are summarized by the year in which the payments are due in the following table (dollars in thousands):

	Total	2015	2016	2017	2018	2019	Thereafter
Long-term debt obligations (a)	$1,789,242	$11,250	$11,110	$11,110	$11,110	$1,044,662	$700,000
Capital lease obligations (a)	3,274	999	1,112	800	240	118	5
Operating lease obligations (b)	673,441	130,392	117,342	103,262	83,503	63,353	175,589
Purchase commitments (c)	14,000	14,000	—	—	—	—	—
Minimum product royalty obligations (a)	33,628	20,582	10,929	2,117	—	—	—

Total contractual obligations	$2,513,585	$177,223	$140,493	$117,289	$94,853	$1,108,133	$875,594

(a)	See our consolidated financial statements which are included elsewhere in this filing for further detail.
(b)	We are also an assignor with continuing lease liability for four stores sold to franchisees, and other parties, that expire through 2018. The assigned lease obligations continue until the applicable leases expire. The maximum amount of the assigned lease obligations may vary, but is limited to the sum of the total amount due under the lease. At December 31, 2014, the maximum amount of the assigned lease obligations was approximately $1.1 million and is not included in the table above.
(c)	We have certain purchase commitments requiring minimum purchase commitments. See our consolidated financial statements which are included elsewhere in this filing for further detail.

Not included in the above table are borrowings under the New ABL Facility and our foreign credit facilities.

Not included in the above table are $0.8 million of net potential cash obligations associated with unrecognized tax benefits due to the high degree of uncertainty regarding the timing of future cash outflows associated with such obligations. Refer to the notes to the consolidated financial statements which are included elsewhere in this filing for further information related to unrecognized tax benefits.

Additionally, not included in the above table are expected interest payments associated with the New Term Loan Credit Agreement, the New Senior Notes, and capital lease obligations, of approximately $106.1 million in 2015, $105.6 million in 2016, $105.1 million in 2017, $104.6 million in 2018, $86.3 million in 2019 and $36.2 million thereafter. Interest payments are estimates based on our debt’s scheduled maturities and stated interest rates or, for variable rate debt, interest rates as of December 31, 2014. Our estimates do not reflect interest payments on the credit facilities or the possibility of additional interest from the refinancing of our debt as such amounts are not determinable.

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

Party City Holdco granted 2,583 stock options during 2013. With the assistance of an independent third-party valuation firm, we determined the fair value of the common stock underlying such options by using a market approach and an income approach and taking the average of the two approaches. The market approach involved estimating EBITDA multiples and the income approach involved estimating future cash flows and determining the present value of such cash flows based on a discount rate. The estimates are complex and subjective. See Note 12 of the consolidated financial statements, included elsewhere in this filing, for a discussion of additional inputs which were used for purposes of determining the fair value of our stock options.

Recently Issued Accounting Pronouncements

In January 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-01, “Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items”. The pronouncement will be effective for us during the first quarter of 2016. Although we continue to review this pronouncement, we do not believe that it will have a material impact on our consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The update clarifies that a performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition. The pronouncement will be effective for us during the first quarter of 2016. We do not believe that the pronouncement will have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The pronouncement contains a five-step model which replaces most existing revenue recognition guidance. The update will be effective for us during the first quarter of 2017 and can be applied retrospectively to prior reporting periods or through a cumulative-effect adjustment as of the date of adoption. We are in the process of evaluating the impact of the pronouncement on our consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The update changes the criteria for reporting discontinued operations and enhances disclosures related to disposals of components of an entity. The pronouncement will be effective for us during the first quarter of 2015. Although we continue to review this pronouncement, we do not believe that it will have a material impact on our consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, “Income Taxes: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. The update provides guidance on the financial statement presentation of an unrecognized tax benefit, as either a reduction of a deferred tax asset or as a liability, when a net operating loss carryforward, similar tax loss, or a tax credit carryforward exists. We adopted the update during the first quarter of 2014 and such adoption did not have a material impact on our consolidated financial statements.

In March 2013, the FASB issued ASU 2013-05, “Foreign Currency Matters (Topic 830), Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity”. The pronouncement states that a cumulative translation adjustment is attached to the parent’s investment in a foreign entity and should be released in a manner consistent with the derecognition guidance on investments in entities. We adopted the update during the first quarter of 2014 and such adoption did not have a material impact on our consolidated financial statements.

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

As a result of the Transaction, the financial information for the period after July 27, 2012 represents the financial information of the “Successor” company. Prior to, and including, July 27, 2012, the consolidated financial statements include the accounts of the “Predecessor” company. Due to the change in the basis of accounting resulting from the application of the acquisition method of accounting, the Predecessor’s consolidated financial statements and the Successor’s consolidated financial statements are not necessarily comparable. The following table sets forth our historical revenues, gross profit, income (loss) from operations, net income (loss) and net income (loss) attributable to Party City Holdings Inc. for the quarters ended March 31, 2012 (Predecessor), June 30, 2012 (Predecessor), for the periods from July 1, 2012 to July 27, 2012 (Predecessor) and July 28, 2012 to September 30, 2012 (Successor), December 31, 2012 (Successor), March 31, 2013 (Successor), June 30, 2013 (Successor), September 30, 2013 (Successor), December 31, 2013 (Successor), March 31, 2014 (Successor), June 30, 2014 (Successor), September 30, 2014 (Successor) and December 31, 2014 (Successor) (dollars in thousands):

	For the Three Months Ended, (Successor)
	March 31,		June 30,	September 30,	December 31,
2014:
Revenues:
Net sales	$429,220		$487,182	$538,671	$796,516
Royalties and franchise fees	3,767		4,392	3,990	7,519
Gross profit	154,839		182,664	184,146	354,234
Income from operations	15,903		40,305	28,778	158,153
Net (loss) income	(14,786	)(a)	7,589	(647)	78,610

	For the Three Months Ended, (Successor)
	March 31,		June 30,	September 30,	December 31,
2013:
Revenues:
Net sales	$397,655		$441,976	$483,585	$703,056
Royalties and franchise fees	3,893		4,253	3,815	6,880
Gross profit	130,457		154,599	160,902	321,126
Income from operations	4,171		14,598	10,737	132,096	(b)
Net (loss) income	(27,100	)(a)	(12,525)	(10,552)	62,975	(b)
Net (loss) income attributable to Party City Holdings Inc.	(27,213	)(a)	(12,591)	(10,597)	62,975	(b)

	For the Three Months Ended March 31, (Predecessor)	For the Three Months Ended June 30, (Predecessor)	For the period from July 1, to July 27, (Predecessor)		For the period from July 28, to September 30, (Successor)	For the Three Months Ended December 31, (Successor)
2012:
Revenues:
Net sales	$379,281	$429,440	$122,182		$324,525	$639,805
Royalties and franchise fees	3,796	4,440	1,045		2,797	6,515
Gross profit	142,657	169,592	44,606		77,017	250,903
Income (loss) from operations	21,157	44,729	(16,270	)(c)	(28,676)	85,425
Net income (loss)	2,084	16,042	(33,128	)(d)	(30,550)	24,966
Net income (loss) attributable to Party City Holdings Inc.	2,044	15,991	(33,133	)(d)	(30,611)	24,967

(a)	As a result of amendments to the New Term Loan Credit Agreement during the first quarters of 2014 and 2013, the Company recorded $4.4 million and $12.3 million, respectively, in other expense, net. See Note 8 of the consolidated financial statements, included elsewhere in this filing, for further discussion.
(b)	Includes a $7.5 million impairment charge for the Halloween City trade name. See Note 6 of the consolidated financial statements, included elsewhere in this filing, for further discussion.
(c)	Includes: $8.4 million of compensation expense related to the Transaction, $2.1 million of stock-based compensation expense related to the Transaction and $16.1 million of expense for payments in lieu of dividends. See the notes to the consolidated financial statements for further detail.
(d)	Includes: $28.1 million of costs related to the Transaction, $2.1 million of stock-based compensation expense related to the Transaction and $16.1 million of expense for payments in lieu of dividends. See the notes to the consolidated financial statements for further detail.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

As a result of our variable rate indebtedness, our earnings are affected by changes in interest rates. From time to time we have utilized interest rate swap agreements to manage the risk associated with such changes. As discussed in the notes to the consolidated financial statements included elsewhere in this filing, on July 27, 2012 all amounts outstanding under the $675.0 million term loan agreement were repaid and we entered into the New Term Loan Credit Agreement. Assuming that the refinancing had occurred on January 1, 2012, if market interest rates for our variable rate indebtedness averaged 2% more than the actual rates, during 2014, 2013 and 2012 the interest expense amounts in our consolidated financial statements included elsewhere in this filing would have increased by $24.4 million, $25.0 million and $25.3 million during 2014, 2013 and 2012, respectively. The income (loss) before income taxes for the three years would have also been impacted by the same amounts. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowings and considering any interest rate swap agreements. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management could potentially take action to mitigate our exposure to the change. However, due to the uncertainty of the specific actions that we would take and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

As a result of the sale of our products in foreign markets, our earnings are affected by fluctuations in the value of the U.S. dollar when compared to the values of foreign currencies. Although we periodically enter into foreign currency forward contracts to hedge against the earnings impact of such fluctuations, we (1) may not be able to achieve hedge effectiveness in order to qualify for hedge-accounting treatment and, therefore, would record any gain or loss on the mark-to-market of the contracts in other expense (income) and (2) may not be able to hedge such risks completely or permanently. A uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which our foreign sales are denominated would have decreased income from operations, as stated in the consolidated financial statements included elsewhere in this filing, by $11.0 million, $9.1 million, $3.9 million and $4.8 million during 2014, 2013, the period from July 28, 2012 to December 31, 2012, and the period from January 1, 2012 to July 27, 2012, respectively. The income (loss) before income taxes for the three years would have also been impacted by the same amounts. In addition to the direct effects of changes in exchange rates, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not consider a potential change in sales levels or local currency prices.

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

(a)	Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Act”)) as of December 31, 2014 pursuant to Rules 13a-15(b) and 15d-15(b) of the Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is: (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c)	Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d - 15(f) promulgated under the Exchange Act, as amended, as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives. We review on an ongoing basis and document our disclosure controls and procedures, and our internal control over financial reporting, and we may from time to time make changes in an effort to enhance their effectiveness and ensure that our systems evolve with our business.

Under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the evaluation performed, management concluded that its internal control over financial reporting, based on the 1992 COSO framework, was effective, at the reasonable assurance level, as of December 31, 2014.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting as the Company is a non-accelerated filer and, therefore, is exempt from the requirement under the rules of the SEC.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Set forth below are the names, ages and positions with the Company of the persons who are serving as directors and executive officers of the Company at March 27, 2015.

Name	Age	Position
Gerald C. Rittenberg	63	Executive Chairman and Director
James M. Harrison	63	Chief Executive Officer and Director
Michael A. Correale	57	Chief Financial Officer
Gregg A. Melnick	45	President
Todd M. Abbrecht	46	Chairman of the Board of Directors
Jefferson M. Case	37	Director
Steven J. Collins	46	Director
Uttam K. Jain	35	Director
Norman S. Matthews	82	Director
Lawrence P. Molloy	53	Director
Joshua M. Nelson	42	Director

Gerald C. Rittenberg became our Executive Chairman in January 2014. From 1997 until January 2014, Mr. Rittenberg served as our Chief Executive Officer. From May 1997 until December 1997, Mr. Rittenberg served as acting Chairman of the Board. From October 1996 until May 1997, Mr. Rittenberg served as our President. Mr. Rittenberg’s extensive experience in the decorated party goods industry, his 24-year tenure, his prior experience as our Chief Executive Officer led to the conclusion that he should serve as a director of our Company.

James M. Harrison became our Chief Executive Officer in January 2014. Mr. Harrison served as our President from December 1997 until October 2014. From March 2002 to July 2012, Mr. Harrison served as our Chief Operating Officer. From February 1997 to March 2002, Mr. Harrison also served as our Chief Financial Officer and Treasurer. From February 1997 to December 1997, Mr. Harrison served as our Secretary. Mr. Harrison’s extensive experience in the decorated party goods industry, his 18-year tenure, his role as our Chief Executive Officer led to the conclusion that he should serve as a director of our Company.

Michael A. Correale became our Chief Financial Officer in March 2002. Prior to that time, Mr. Correale served as our Vice President—Finance, from May 1997 to March 2002.

Gregg A. Melnick became our President in October 2014. From March 2011 to September 2014, Mr. Melnick was President of the Party City Retail Group. From May 2010 to February 2011, Mr. Melnick was President of Party City Corporation. Previously, he was Chief Operating Officer from October 2007 to April 2010 and Chief Financial Officer from September 2004 to September 2007 of Party City Corporation.

Todd M. Abbrecht has been a member of our Board since July 2012. Mr. Abbrecht is a Managing Director at Thomas H. Lee Partners, L.P. (“THL”). Prior to joining THL in 1992, Mr. Abbrecht was in the Mergers and Acquisitions department of Credit Suisse First Boston. Mr. Abbrecht is currently a director of Aramark Holdings Corporation, Curo Health Services, Inc., Fogo de Chão, Intermedix Corporation and inVentiv Health, Inc. His prior directorships include Warner Chilcott plc and Dunkin’ Brands Group, Inc. Mr. Abbrecht holds a B.S.E. in Finance from the Wharton School of the University of Pennsylvania and an M.B.A. from Harvard Business School. Mr. Abbrecht’s experience serving as a director of various companies, and his affiliation with THL, led to the conclusion that he should serve as a director of our Company.

Jefferson M. Case has been a member of our Board since July 2012. Mr. Case is a Managing Director at Advent. Mr. Case originally joined Advent in 2001. He left the company in 2004 and attended Harvard Business School, before rejoining Advent in 2006. Prior to joining Advent, Mr. Case worked at Bowles Hollowell Conner / First Union, a leading middle-market M&A investment bank, and in the corporate development group of Danaher Corp. Mr. Case currently serves on the board of directors of International Coffee & Tea, LLC, Noosa Yoghurt, LLC and Serta Simmons Holdings, LLC and has served on the board of directors of Hudson Group. He holds a B.A. in economics from Davidson College and an MBA from Harvard Business School. Mr. Case’s experience serving as a director of various companies, and his affiliation with Advent, led to the conclusion that he should serve as a director of our Company.

Steven J. Collins has been a member of our Board since August 2008. Mr. Collins, a Managing Director of Advent, serves on the board of directors of Five Below, Inc., lululemon athletica, inc. and Kirkland’s, Inc. and on the board of directors of several privately held businesses. Mr. Collins originally joined Advent in 1995. He left the company in 1997 and worked at Kirkland’s, Inc. and attended Harvard Business School, before rejoining Advent in 2000. Mr. Collins received a B.S. from the Wharton School of the University of Pennsylvania and an MBA from Harvard Business School. Mr. Collins’ experience serving as a director of various companies, and his affiliation with Advent, led to the conclusion that he should serve as a director of our Company.

Uttam K. Jain has been a member of our Board since July 2012. Mr. Jain is a Principal at THL. Prior to joining THL in 2011, Mr. Jain worked at Riverside Partners and The Boston Consulting Group. Mr. Jain is currently a director of Curo Health Services, Inc. Mr. Jain holds a B.Tech. in Chemical Engineering from the Indian Institute of Technology, Bombay, where he was the recipient of the Institute Silver Medal, an M.S. in Chemical Engineering Practice from Massachusetts Institute of Technology and a MBA, with Honors, from the Wharton School of the University of Pennsylvania. Mr. Jain’s affiliation with THL led to the conclusion that he should serve as a director of our Company.

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

Lawrence P. Molloy has served in various leadership and financial executive roles primarily in the retail sector over the last several years. Since October 2014, Mr. Molloy has been a senior advisor at Roark Capital Group. From September 2007 through June 2013, Mr. Molloy was the Chief Financial Officer for PetSmart Inc. From September 2003 through September 2007, Mr. Molloy worked for Circuit City Stores Inc., where he was the Vice President and CFO of Retail and the Vice President of Financial Planning and Analysis. He has also worked for Capital One Financial, AGL Capital Investments, Deloitte Consulting and the U.S. Navy where he was a fighter pilot for 10 years. In 2011, Mr. Molloy was named Institutional Investors CFO of the Year for Specialty Retail. He earned a B.S. from the U.S. Naval Academy and an MBA from the Darden Graduate School of Business at the University of Virginia. Mr. Molloy also serves as a director for Sprouts Farmers Market. Mr. Molloy’s extensive experience in financial executive roles and his valuable experience in the retail industry led to the conclusion that he should serve as a director of our Company.

Joshua M. Nelson has been a member of our Board since July 2012. Mr. Nelson is a Managing Director at THL. Prior to joining THL in 2003, Mr. Nelson worked at JPMorgan Partners, the private equity affiliate of JPMorgan Chase. Mr. Nelson also worked at McKinsey & Co. and The Beacon Group, LLC. Mr. Nelson is currently a director of 1-800-CONTACTS, Inc., Curo Health Services, Inc., inVentiv Health, Inc., Hawkeye Energy Holdings, LLC and Advance BioEnergy LLC. Mr. Nelson holds an A.B., summa cum laude, in Politics from Princeton University and an MBA with Honors from Harvard Business School. Mr. Nelson’s experience serving as a director of various companies, and his affiliation with THL, led to the conclusion that he should serve as a director of our Company.

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

Compensation Committee

The Compensation Committee of the Board of Directors consists of Todd M. Abbrecht, Steven J. Collins and Joshua M. Nelson. The compensation committee is responsible for:

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

Code of Ethics

The Company has adopted a Code of Business Conduct that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company’s Code of Business Conduct is a “code of ethics,” as defined in Item 406(b) of Regulation S-K of the Securities and Exchange Commission and is filed as an exhibit to this Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Because the Company’s common stock is not registered under the Exchange Act, none of the Company’s directors, officers or stockholders is obligated to file reports of beneficial ownership of Company common stock pursuant to Section 16 of the Exchange Act.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

This compensation discussion and analysis section provides context for the information contained in the tables following this discussion and is intended to provide information about our 2014 compensation objectives and policies for Gerald C. Rittenberg, our Executive Chairman, James M. Harrison, our Chief Executive Officer, Michael A. Correale, our Chief Financial Officer, and Gregg A. Melnick, our President (collectively, our “named executive officers”). In January 2014, Mr. Rittenberg became our Executive Chairman and Mr. Harrison became our Chief Executive Officer and President. In October 2014, Mr. Melnick became our President, with Mr. Harrison remaining as our Chief Executive Officer only. While a portion of the 2014 compensation discussed in this section relates to Mr. Rittenberg’s service as our Chief Executive Officer, Mr. Harrison’s service as our President and Mr. Melnick’s service as President of the Party City Retail Group, for purposes of this Executive Compensation section, we have referenced their new titles.

Compensation Committee

The members of the Compensation Committee of the Board (the “Compensation Committee”) are Todd M. Abbrecht, Steven J. Collins and Joshua M. Nelson. The Compensation Committee is responsible for setting and administering our executive compensation policies and programs and determining the compensation of our executive officers, including our named executive officers. The Compensation Committee also administers our equity incentive plan, the 2012 Plan.

The Compensation Committee has the authority to retain outside independent executive compensation consultants to assist it in the evaluation of executive officer compensation. The Compensation Committee has the sole authority to retain, at our expense, and terminate any such consultant, including the sole authority to approve such consultant’s fees and other retention terms. However, all decisions regarding compensation of executive officers are made solely by the Compensation Committee. No independent executive compensation consultants were retained by the Compensation Committees during 2014.

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

Compensation

Our Chief Executive Officer and our Executive Chairman jointly evaluate the performance of all executive and senior officers, other than themselves, against goals and objectives established with respect to those officers, determine the annual base salaries of Mr. Correale and Mr. Melnick and recommend to the Compensation Committee annual cash incentive and share-based incentive compensation for such officers. The Compensation Committee independently evaluates the performance of our Chief Executive Officer and our Executive Chairman. The Compensation Committee meets annually, usually in February or March, to evaluate the performance of the executive and senior officers, to approve annual base salaries for Mr. Rittenberg and Mr. Harrison, subject to the contractual commitments we have made with certain of our named executive officers (as described below), and to determine annual cash incentive awards for the prior year’s performance and share-based incentive compensation to be effective for the current year. The Compensation Committee may meet at interim dates during the year to review the compensation of a named executive officer or other officer as the result of unforeseen organizational or responsibility changes, including new hires, which occur during the year.

In determining compensation components and levels, the Compensation Committee, our Chief Executive Officer and/or the Executive Chairman consider the scope and responsibility of the officer’s position, our overall financial and operating performance and the officer’s overall performance and future potential. The members of the Compensation Committee are representatives of private equity firms that collectively own approximately 93% of our outstanding equity. Thus, unlike the situation at many public companies, compensation decisions at our company are currently made by individuals who have a real and direct economic stake in the outcome of the decisions. The Compensation Committee members apply their considerable experiences in serving as directors of private equity portfolio companies to devise compensation packages that they believe will attract, retain and provide incentives to the executive talent necessary to manage an entity in which their firms have a substantial economic interest. Although the Compensation Committee looks to other companies to get a sense of the market for executive compensation in comparable circumstances, it currently does not engage in formal benchmarking.

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

Compensation is comprised of the following components:

Annual Base Salary

We pay our named executive officers an annual base salary to provide them with a fixed, base level of compensation. The annual base salaries for Mr. Correale and Mr. Melnick were determined by Mr. Rittenberg and Mr. Harrison based on the scope of Mr. Correale’s and Mr. Melnick’s responsibilities. The annual base salaries of Mr. Rittenberg and Mr. Harrison were determined by the Compensation Committee based on their employment agreements, which were amended effective January 1, 2015. Generally, we believe that executive annual base salaries should be near the middle of the range of salaries that our Compensation Committee members have observed for executives in similar positions and with similar responsibilities. Annual base salaries are reviewed annually and adjusted from time to time to reflect individual responsibilities, performance and experience, as well as market compensation levels. In the case of Mr. Rittenberg and Mr. Harrison, annual base salary adjustments for 2014 were determined in accordance with their respective employment agreements. Mr. Correale’s and Mr. Melnick’s annual base salary adjustments for 2014 were the result of an evaluation of their overall performance during the last completed fiscal year by our Chief Executive Officer and our Executive Chairman.

Annual Cash Incentive Plan

We have an annual cash incentive plan that is designed to serve as an incentive to drive annual financial performance. As a company with a substantial amount of indebtedness, we believe that Adjusted EBITDA is an important measure of our financial performance and ability to service our indebtedness and we use it as the target metric for our annual cash incentive plan. Adjusted EBITDA is a non-GAAP measure used internally and is measured by taking net income (loss) and adding back interest charges, income taxes, depreciation and amortization and other adjustments which eliminate the impact of certain items that we do not consider indicative of our ongoing operating performance. For a discussion of our use of Adjusted EBITDA generally and a reconciliation to net income, please refer to “Selected Consolidated Financial Data.” In addition, solely for purposes of our annual cash incentive plan, Adjusted EBITDA is further adjusted to eliminate the impact of bonus expense for our senior management ($10,024,000 in 2014) on Adjusted EBITDA. All references to “Adjusted EBITDA” throughout this “Executive Compensation” section mean Adjusted EBITDA as described in the preceding sentence.

During 2014, the target annual bonus for each named executive officer was based on a percentage of annual base salary: 50% in the case of Mr. Correale, 75% in the case of Mr. Melnick, and 100% in the case of Mr. Rittenberg and Mr. Harrison. For twenty-five percent (25%) of the target, the Compensation Committee, with input from our Chief Executive Officer and our Executive Chairman (other than with respect to their own annual cash bonuses), determines, on a subjective basis, the amount that should be paid. In making the determination, the Compensation Committee evaluates the individual executive’s overall contribution during the prior year, but there are no specific, pre-determined, performance goals. The remaining seventy-five percent (75%) of a named executive officer’s target annual bonus depends on our performance against an Adjusted EBITDA target and also requires that the Compensation Committee, with input from Mr. Rittenberg and Mr. Harrison, be satisfied with the contributions made by the executive during the year. Depending on actual Adjusted EBITDA, the portion of the incentive award that is related to Adjusted EBITDA can be paid at a maximum of 200% for Mr. Rittenberg and Mr. Harrison and 150% for Mr. Correale and Mr. Melnick. The target and maximum annual bonus opportunities for Mr. Rittenberg and Mr. Harrison are established in their employment agreements.

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

Actual Adjusted EBITDA for 2014 was achieved at 101.1% of target Adjusted EBITDA and the named executive officers earned 104.4% of the Adjusted EBITDA portion of their annual bonuses. Additionally, based on the overall contributions by each of the named executive officers during the year, the Compensation Committee concluded that, for 2014, each of the named executive officers had earned 100% of the twenty-five percent of his target bonus that is determined on a subjective basis.

Stock-based Incentive Program

Party City Holdco has adopted the 2012 Plan, under which we can grant incentive awards in the form of stock appreciation rights, restricted stock and common stock options to certain directors, officers, employees and consultants of the Company and its affiliates. No long-term incentive awards were granted to our named executive officers in 2014 but they continued to vest in stock options granted to them in 2013, which were intended to serve as incentives over a multi-year period. During 2013, time-based stock options and performance-based stock options were granted under the 2012 Plan. Prior to these grants, none of our named executive officers held any long-term incentive awards. All long-term incentive awards held by our named executive officers prior to the Transaction were cancelled in connection with the Transaction. In determining the size of the grants made to our named executive officers in 2013, the Compensation Committee considered the size of the equity awards held by our named executive officers prior to the Transaction, the scope and responsibility of the officer’s position and their experience with equity grants made to executives of other companies with which the Sponsor-directors are affiliated.

The Compensation Committee uses the 2012 Plan as an important component of our overall compensation program because it helps retain key employees, aligns their financial interests with the interests of Party City Holdco’s equity owners, and rewards the achievement of our long-term strategic goals. Stock options provide our key employees with the opportunity to purchase and maintain an equity interest in Party City Holdco and to share in the appreciation in the value of the stock.

The Compensation Committee uses both time-based awards and performance-based awards to provide what it believes are the appropriate incentives for our named executive officers and other key employees. Time-based stock options help to retain executives, who must be employed by us at the time the award vests. In addition, because we set the exercise price of stock options at the fair market value of the common stock at the time of grant, our equity value must increase, thereby benefiting all stockholders, before the awards have any value. Additionally, we grant performance-based awards that vest if specified investment returns are achieved by THL and certain service requirements are met. We believe that these options put our executives in the shoes of Party City Holdco’s stockholders and align their interests with those of the stockholders.

Upon a change of control described in the 2012 Plan, all outstanding time-based options will, subject to certain limitations, become fully exercisable and vested, and the service-based conditions that apply to outstanding performance-based options will be deemed satisfied with respect to 80% of each such grant. The service-based condition with respect to the remaining 20% of each grant of performance-based options will be deemed satisfied on the earliest of (i) the first anniversary of the change of control, (ii) the date on which the named executive officer’s employment or other service terminates for any reason other than by us for “cause” or by the named executive officer without “good reason” (each as defined in the 2012 Plan) and (iii) the regularly scheduled vesting date, subject to the named executive officer’s continued employment through the applicable date. We believe that providing for acceleration upon a liquidity event such as a change of control helps to align the interests of the executives with those of Party City Holdco’s stockholders.

Investment in the Company

In connection with the Transaction, each of our named executive officers was offered the opportunity to make an investment in Party City Holdco by converting their directly-owned shares into Party City Holdco’s post-Transaction shares. Each of our named executive officers elected to roll over shares in connection with the Transaction and, as a result, directly or indirectly holds shares of Party City Holdco common stock in the following amounts: Mr. Rittenberg – 223.95 shares; Mr. Harrison – 201.85 shares; Mr. Correale – 24.56 shares; and Mr. Melnick – 77.76 shares.

Offering our named executive officers this opportunity aligns their interests with those of the other stockholders, leads them to act as “employee owners” of the company and allows them to benefit from increases in value that they helped create.

Additionally, during 2014 certain of the named executive officers exercised vested stock options. See the “Option Exercises and Stock Vested in 2014” table below for additional information.

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

Starting in 2015, Mr. Melnick will also receive severance protections through his new employment agreement. See “Narrative Disclosure to Summary Compensation Table and Grant of Plan-Based Awards Table—Employment Agreements” below for further discussion.

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

Mr. Rittenberg and Mr. Harrison drive automobiles owned by the Company. Mr. Correale and Mr. Melnick each receive an allowance to cover the cost of his automobile. The annual value of the automobile usage and the allowance are reported as taxable income to the executive and are reflected in the “All Other Compensation” column of the Summary Compensation Table below. The Compensation Committee believes that the cost of providing these automobile-related benefits is reasonable relative to its value to our named executive officers.

New Employment Agreements

As further described under “Narrative Disclosure to Summary Compensation Table and Grant of Plan-Based Awards Table—Employment Agreements”, we entered into amended employment agreements with Mr. Rittenberg and Mr. Harrison and entered into a new employment agreement with Mr. Melnick, in each case, effective January 1, 2015. The terms of these agreements are described in the narrative below.

Tax Treatment

Because our common stock is not currently publicly traded, executive compensation has not been subject to the provisions of Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), which limit the deductibility of compensation paid to certain individuals to $1.0 million, excluding qualifying performance-based compensation and certain other compensation.

Summary Compensation Table for 2014, 2013 and 2012

Name and Principal Position	Year	Salary	Bonus (1)	Option Awards (2)	Non-Equity Incentive Plan Compensation (3)	All Other Compensation (4)	Total
James M. Harrison Chief Executive Officer	2014	$1,193,323	$—	$—	$1,232,703	$426,505	$2,852,531
	2013	1,136,498	—	1,161,489	921,069	425,664	3,644,720
	2012	1,082,380	896,500	—	719,852	3,231,102	5,929,834

Michael A. Correale Chief Financial Officer	2014	$382,965	$—	$—	$206,600	$43,850	$633,415
	2013	366,667	—	223,363	149,731	43,009	782,770
	2012	357,433	368,543	—	120,463	446,117	1,292,556

Gerald C. Rittenberg Executive Chairman	2014	$1,403,910	$—	$—	$1,450,240	$532,626	$3,386,776
	2013	1,337,057	—	1,250,834	1,083,017	539,685	4,210,593
	2012	1,273,388	1,195,333	—	846,421	4,194,399	7,509,541

Gregg A. Melnick President	2014	$745,852	$—	$—	$639,169	$8,988	$1,394,009
	2013	694,552	—	714,762	283,200	8,988	1,701,502
	2012	662,139	228,532	102,540	228,275	861,705	2,083,191

(1)	2012 amounts represent discretionary bonuses paid in conjunction with the Transaction.
(2)	The dollar values shown reflect the aggregate grant date fair value of equity awards granted within the year in accordance with FASB Accounting Standards Codification Topic 718 for stock-based compensation. These amounts do not represent the actual value that will be received by each individual from the awards. The assumptions used in determining the fair values are disclosed in the notes to our audited consolidated financial statements that appear elsewhere in this filing.
(3)	Amounts represent annual bonuses paid for such years.
(4)	Includes for 2014 an annual accrual for deferred bonuses for Mr. Rittenberg and Mr. Harrison of $500,000 and $400,000, respectively. In addition, during 2014, each of the named executive officers either used a company car or received a car allowance and, the 2014 amounts include the following automobile-related compensation: Mr. Rittenberg ($17,200); Mr. Harrison ($11,000); Mr. Correale ($28,800); and Mr. Melnick ($8,100). Also included are amounts related to matching 401(k) contributions, contributions to one of our tax-qualified defined contribution plans and life insurance and disability contributions. Includes for 2012 special distributions of $9,400 per pre-Acquisition stock option that became vested in connection with the Acquisition in the following amounts: Mr. Rittenberg ($3,666,602), Mr. Harrison ($2,801,726), Mr. Correale ($402,696) and Mr. Melnick ($852,717). The rights to these payments were established in connection with our December 2010 dividend, which was payable in the same per share amount, and were intended to prevent dilution of our option holders’ interests.

Grants of Plan Based Awards for 2014

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards
		Threshold (1)	Target	Maximum(1)
James M. Harrison	1/1/2014	$447,496	$1,193,323	$2,088,315
Michael A. Correale	1/1/2014	$75,000	$200,000	$275,000
Gerald C. Rittenberg	1/1/2014	$526,466	$1,403,910	$2,456,843
Gregg A. Melnick	1/1/2014	$232,031	$618,750	$850,781

(1)

Represents annual bonuses granted under our cash incentive plan. Under this plan, if our actual Adjusted EBITDA for our 2014 fiscal year was achieved at a threshold Adjusted EBITDA level, the Adjusted EBITDA portion of each named executive officer’s annual bonus (i.e., 75% of his total annual bonus) would have been funded at 50% for our 2014 fiscal year. If our actual Adjusted EBITDA for our

2014 fiscal year was achieved at a maximum Adjusted EBITDA level, this portion would have been funded at 200% for Mr. Rittenberg and Mr. Harrison and 150% for Mr. Correale and Mr. Melnick. For purposes of this table, we have assumed that the remaining 25% of each named executive officer’s annual bonus that is determined on a subjective basis will be funded at 0% in the threshold case and at 100% in the maximum case.

Narrative Disclosure to Summary Compensation Table and Grant of Plan-Based Awards Table

Employment Agreements

Employment Agreement with Mr. Rittenberg. Mr. Rittenberg is a party to an employment agreement with the Company and Party City Holdings that was amended and restated as of January 13, 2014, and amended and restated again as of December 30, 2014, effective January 1, 2015 (the “Rittenberg Employment Agreement”), pursuant to which Mr. Rittenberg serves as our Executive Chairman for an employment period ending on December 31, 2017. For 2015, Mr. Rittenberg’s annual base salary will be $2,008,600. His annual base salary is subject to an automatic two percent increase on January 1, 2016 and January 1, 2017. During 2015, 2016 and 2017, Mr. Rittenberg will be eligible for an annual bonus with a target of 80% of annual base salary for each calendar year during the employment period, consistent with the Company’s bonus plan for key executives in effect from time to time, not to exceed 160% of Mr. Rittenberg’s annual base salary. In addition to the annual bonus, Mr. Rittenberg was entitled to receive a deferred bonus accruing at a rate of $500,000 per year (the “Deferred Bonus”) for 2014. The December 30, 2014 amendment to the Rittenberg Employment Agreement eliminated the Deferred Bonus, effective January 1, 2015, and on such date Mr. Rittenberg was paid the Deferred Bonus that accrued for the period from January 1, 2013 to December 31, 2014. The increase in Mr. Rittenberg’s 2015 base salary is primarily to compensate him for agreeing to the elimination of the Deferred Bonus. Additionally, the Rittenberg Employment Agreement states that it is expected that Mr. Rittenberg will receive 229 stock options in conjunction with an initial public offering of the common stock of Party City Holdco Inc. and the exercise price of such stock options will be equal to the price of a share of Party City Holdco Inc.’s common stock in connection with such offering. However, the grant of such options (and the exact terms of such options) is subject to the discretion of the Compensation Committee. The Rittenberg Employment Agreement also provides for other customary benefits, including savings and retirement plans, paid vacation, health care, life insurance plans, payment of disability insurance premiums in an amount of up to $2,000 per month and expense reimbursement.

Employment Agreement with Mr. Harrison. Mr. Harrison is a party to an employment agreement with the Company that was amended and restated as of January 31, 2014 and again as of December 30, 2014, effective January 1, 2015, (the “Harrison Employment Agreement”), pursuant to which Mr. Harrison serves as our Chief Executive Officer for an employment period ending on December 31, 2017. The Harrison Employment Agreement is substantially identical to the Rittenberg Employment Agreement. The only material differences from the Rittenberg Employment Agreement are that (1) for 2015, Mr. Harrison’s annual base salary is $1,682,801, and (2) Mr. Harrison’s deferred bonus accrued at a rate of $400,000 per year prior to the elimination of such deferred bonus in the December 30, 2014 amendment. The increase in Mr. Harrison’s 2015 base salary is also primarily to compensate him for agreeing to the elimination of his deferred bonus.

Employment Agreement with Mr. Melnick. Mr. Melnick entered into an employment agreement with the Company as of December 30, 2014 which become effective on January 1, 2015, (the “Melnick Employment Agreement”), pursuant to which Mr. Melnick serves as our President for an employment period ending on December 31, 2017. The Melnick Employment Agreement is substantially identical to the Rittenberg Employment Agreement. The only material differences from the Rittenberg Employment Agreement are that (1) for 2015, Mr. Melnick’s annual base salary is $825,000, (2) any increases to Mr. Melnick’s annual base salary during the term of the Melnick Employment Agreement are subject to Compensation Committee approval, (3) Mr. Melnick is eligible for an annual bonus with a target of 75% of annual base salary, with such annual bonus not to exceed 150% of Mr. Melnick’s annual base salary, (4) it is expected that Mr. Melnick will receive 115 stock options in conjunction with an initial public offering of the common stock of Party City Holdco Inc. (however, the grant of such options (and the exact terms of such options) is subject to the discretion of the Compensation Committee), and (5) Mr. Melnick’s severance is calculated differently than Mr. Rittenberg’s, as described below under “Potential Payments Upon Termination or Change in Control—Employment Agreement with Mr. Melnick.”

For a description of the payments and benefits our named executive officers may be entitled to in connection with a termination of employment or a change in control, and for a description of the restrictive covenants in our favor by which our named executive officers are bound, see “—Potential Payments Upon Termination or Change in Control.”

Outstanding Equity Awards at Fiscal Year End for 2014

The following table sets forth certain information with respect to outstanding stock options held by our named executive officers on December 31, 2014.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options) (#)) (2)	Option Exercise Price ($)(3)	Option Expiration Date
James M. Harrison	26.00	78.00	195.00	14,913	4/1/2023
Michael A. Correale	10.00	15.00	37.00	14,913	4/1/2023
Gerald C. Rittenberg	28.00	84.00	210.00	14,913	4/1/2023
Gregg A. Melnick	16.00	48.00	120.00	14,913	4/1/2023

(1)	All time-based options vested 20% on July 27, 2013 and 20% on July 27, 2014 and will vest 20% on each of July 27, 2015, July 27, 2016 and July 27, 2017, subject to the named executive officer’s continued employment through the applicable vesting date.
(2)	All performance-based options will vest if both service-based and performance-based conditions are met, subject to the terms of the 2012 Plan and the applicable award agreements. The service-based condition was satisfied as to 20% of the options on July 27, 2013 and as to an additional 20% of the options on July 27, 2014 and will be satisfied as to an additional 20% of the options on each of the third through fifth anniversaries of July 27, 2012, subject to the named executive officer’s employment through the applicable service-based vesting date. Once the service-based condition has been satisfied, the performance-based options will become eligible to vest if a certain minimum multiple of investment is realized by THL and will vest in whole or in part if THL realizes an internal rate of return on its investment in the Company within a specified range.
(3)	The options were originally granted with an exercise price equal to $25,000 per share. In connection with the August 2013 dividend distribution of $10,087 per share, in accordance with the terms of the 2012 Plan, the exercise prices of the options were decreased by the amount of the per share dividend.

Option Exercises and Stock Vested in 2014

The following table provides information regarding options to purchase our common stock that were exercised by our named executive officers during 2014. None of our named executive officers vested in any stock awards during 2014.

Name	Number of Shares Acquired On Exercise (#)	Value Realized On Exercise ($)
James M. Harrison	26.00	$201,574
Michael A. Correale	—	—
Gerald C. Rittenberg	28.00	217,080
Gregg A. Melnick	16.00	124,046

Potential Payments upon Termination or Change in Control for 2014

The employment contracts of Mr. Rittenberg and Mr. Harrison and the offer letter with Mr. Correale provide for severance benefits upon a termination of employment under certain circumstances or a change in control. For a discussion regarding the severance benefits provided under Mr. Rittenberg’s, Mr. Harrison’s and Mr. Correale’s employment contracts, see “—Employment Agreement with Mr. Rittenberg”, “—Employment Agreement with Mr. Harrison”, and “—Offer Letter with Mr. Correale” below. A change in control would also result in acceleration of our time-based options and would have certain effects on our performance-based options. See “—Effect of Change of Control on Stock Options” below. The following table presents the potential post-employment severance, bonus and deferred bonus payments payable to Mr. Rittenberg, Mr. Harrison and Mr. Correale, as applicable, and the potential effect of a change in control on stock options held by our named executive officers, in each case, as of December 31, 2014. The table also assumes that the triggering event took place on December 31, 2014.

Amounts shown in the table do not include (i) accrued but unpaid salary, annual cash bonuses for 2014 (which will be reflected in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table) and vested benefits and (ii) other benefits earned or accrued by the named executive officer during his or her employment that are available to all salaried employees and that do not discriminate in scope, terms or operations in favor of executive officers.

Name	Benefit	Termination of Employment Without Cause or for Good Reason	Termination of Employment due to Death and Disability	Termination of Employment without Cause or for Good Reason within Six Months of Change in Control (5)	Change in Control without Termination of Employment
James M. Harrison	Severance (1)	$4,779,969	$—	$4,812,672	$—
	Deferred Bonus (2)	800,000	800,000	800,000	—
	Vesting of Time-Based Options (3)	—	—	1,316,016	1,316,016
	Vesting of Performance-Based Options (3)	—	—	—	—
Michael A. Correale	Severance (4)	$606,600	—	$606,600	$—
	Vesting of Time-Based Options (3)	—	—	253,080	253,080
	Vesting of Performance-Based Options (3)	—	—	—	—
Gerald C. Rittenberg	Severance (1)	$5,711,731	$—	$5,661,971	$—
	Deferred Bonus (2)	1,000,000	1,000,000	1,000,000	—
	Vesting of Time-Based Options (3)	—	—	1,417,248	1,417,248
	Vesting of Performance-Based Options (3)	—	—	—	—
Gregg A. Melnick (6)	Vesting of Time-Based Options (3)	—	—	$809,856	$809,856
	Vesting of Performance-Based Options (3)	—	—	—	—

(1)	If the named executive officer’s employment were terminated other than for cause during 2014, or if he terminated his employment for good reason during 2014, the executive would have been entitled to receive up to three times the sum of his base salary and $500,000 ($400,000 in the case of Mr. Harrison). The table assumes the executive would be subject to a three-year “restriction period” (as described below) and that his severance multiplier would be three. If the executive had been terminated under those circumstances within six months following a change in control, the executive would have received the sum of (a) his base salary multiplied by three and (b) the amount equal to the annual bonus paid to the executive with respect to the last full calendar year of his employment prior to the change in control. Amounts included in the table have been calculated using the executive’s actual bonus paid for 2014.
(2)	Represents accrued but unpaid deferred bonus earned by the named executive officer through the date of termination.
(3)	The value of the acceleration of unvested stock options is determined based on the difference between the exercise price of the options ($14,913) and the fair market value of a share of Party City Holdco’s common stock ($31,785) as of December 31, 2014 (which fair market value was determined after taking into account that the common stock is not currently marketable and other factors described in the notes to our consolidated financial statements that appear elsewhere in this filing). Amounts included in the table represent the value associated with the acceleration of all time-based options in connection with a change of control. No amounts have been included in the table with respect to performance-based options since they would not have vested if a change of control occurred on December 31, 2014, based on the then fair market value of a share of the common stock, determined as described above.
(4)	Represents payment under the severance agreement based on the officer’s base salary and 100% bonus for the year of termination (the table assumes Mr. Correale’s salary as of December 31, 2014 and has been calculated using his actual bonus for 2014).
(5)	If Mr. Rittenberg or Mr. Harrison is not offered employment on substantially similar terms by us or one of our affiliates following a change in control, his employment will be treated as having been terminated other than for cause. See (1) above for the calculation of termination benefits.
(6)	During 2014, Mr. Melnick was not entitled to any severance payments. Beginning in 2015, Mr. Melnick will be entitled to severance under the terms of his employment agreement, as described below.

Employment Agreement with Mr. Rittenberg. As described above, we entered into an amended and restated employment agreement with Mr. Rittenberg, effective January 1, 2015. Under Mr. Rittenberg’s employment agreement, as in effect on December 31, 2014, if we had terminated Mr. Rittenberg’s employment other than for cause, or if Mr. Rittenberg had terminated his employment for good reason, we would have been obligated to pay Mr. Rittenberg the following lump sum cash payments: (1) accrued unpaid salary, earned but unpaid annual bonus for any prior year and accrued but unpaid vacation pay (collectively, the “Accrued Obligations”); (2) severance pay equal to (A)(x) his annual base salary plus (y) $500,000, multiplied by (B) the number of years in the restriction period (which will last one to three years following the termination of his employment, as described below); (3) his deferred bonus, to the extent then unpaid, and (4) a pro rata annual bonus for the year of termination. If such a termination had occurred within six months following a change in control, the restriction period would have been equal to three years and the severance payment would have been equal the sum of three years’ base salary and the amount of annual bonus paid to Mr. Rittenberg with respect to the last full calendar of his employment prior to the change in control. Upon termination of Mr. Rittenberg’s employment by us for cause, or upon the termination of his employment without good reason, Mr. Rittenberg would only have been entitled to the Accrued Obligations. Upon his termination of employment due to death or disability, Mr. Rittenberg would have been entitled to the Accrued Obligations, his deferred bonus, to the extent then unpaid, and a pro rata annual bonus for the year of termination. Payments of his deferred bonus and pro rata bonus are subject to Mr. Rittenberg’s (or, in the case of his death, his beneficiary or estate’s) signing of a release of claims.

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

The terms of the Rittenberg Employment Agreement, as amended effective January 1, 2015, are the same as those that applied during 2014, except that if we terminate Mr. Rittenberg’s employment other than for cause, or if Mr. Rittenberg terminates his employment for good reason, we will be obligate to pay Mr. Rittenberg the following lump sum cash payments: (1) the Accrued Obligations; (2) severance pay equal to (A) his annual base salary, multiplied by (B) the number of years in the restriction period (which will last one to three years following the termination of his employment, as described above); and (3) a pro rata annual bonus for the year of termination.

Employment Agreement with Mr. Harrison. As described above, we entered into an amended and restated employment agreement with Mr. Harrison, effective January 1, 2015. Under Mr. Harrison’s employment agreement, as in effect on December 31, 2014, he would have received the same benefits as Mr. Rittenberg, except that the severance payment payable to Mr. Harrison in the case of a termination of his employment by us other than for cause or by Mr. Harrison for good reason would have been based on his annual base salary plus $400,000.

The terms of the Harrison Employment Agreement, as amended effective January 1, 2015, are the same as those that applied during 2014, except that if we terminate Mr. Harrison’s employment other than for cause, or if Mr. Harrison terminates his employment for good reason, we will be obligated to pay Mr. Harrison the following lump sum cash payments: (1) the Accrued Obligations; (2) severance pay equal to (A) his annual base salary, multiplied by (B) the number of years in the restriction period (which will last one to three years following the termination of his employment, as described above); and (3) a pro rata annual bonus for the year of termination.

Employment Agreement with Mr. Melnick. The Melnick Employment Agreement, which was effective on January 1, 2015, is substantially identical to the Rittenberg Employment Agreement with respect to severance and change in control-related benefits. The only material differences are that: (1) Mr. Melnick’s severance pay (including if such payment is being made due to a change in control), if payable, is equal to one year of base salary and would be paid over a twelve-month period, and (2) Mr. Melnick’s Restriction Period is one year in all cases.

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

2015 Annual Cash Incentive Plan

Our named executive officers are each entitled to participate in our annual cash incentive plan for our 2015 fiscal year. The terms of our annual cash incentive plan for our 2015 fiscal year, as they apply to our named executive officers, will be the same as the terms that applied for our 2014 fiscal year, as described above under “—Executive compensation—Components of Compensation—Annual Cash Incentive Plan.” Seventy-five percent (75%) of each named executive officer’s target bonus for our 2015 fiscal year will be determined based on the achievement of pre-established Adjusted EBITDA goals and the remaining twenty-five percent (25%) of each named executive officer’s target annual bonus will be determined by the Compensation Committee on a subjective basis, as described above. The target annual bonus as a percentage of annual base salary for each of our named executive officers will be 80% for Mr. Rittenberg and Mr. Harrison, 75% for Mr. Melnick and 50% for Mr. Correale.

Director Compensation for 2014

Annual Compensation

Directors who are also our employees, or are representatives of our Sponsors, receive no additional compensation for serving as a director. In 2014, there were two non-Sponsor directors on our Board: Norman S. Matthews and Lawrence P. Molloy.

We pay the non-Sponsor directors an annual retainer fee of $50,000 that is pro-rated for any partial year.

The following table further summarizes the compensation paid to our directors for the year ended December 31, 2014.

Name	Fees Earned or Paid in Cash	Total (1)
Norman S. Matthews	$50,000	$50,000
Lawrence P. Molloy	50,000	50,000
Todd M. Abbrecht	—	—

Jefferson M. Case	—	—

Steven J. Collins	—	—

Uttam K. Jain	—	—

Joshua M. Nelson	—	—

(1)	As of December 31, 2014, Mr. Matthews held options with respect to two shares of our common stock and no stock awards. None of our other directors held any options with respect to our common stock or stock awards.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee who served during 2014 are set forth under “—Compensation Committee.” There were no interlocks or insider participation between any member of the Board of Directors or Compensation Committee and any member of the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

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
Steven J. Collins
Joshua M. Nelson

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

PCHI is a wholly-owned subsidiary of PC Intermediate Holdings, Inc., which is a wholly-owned subsidiary of PC Nextco Holdings, LLC (“PC Nextco”). PC Nextco is a wholly-owned subsidiary of Party City Holdco Inc. (“Party City Holdco”).

The following table sets forth certain information with respect to the beneficial ownership of Party City Holdco’s common stock at February 28, 2015 for:

•	each person whom we know beneficially owns more than five percent of Party City Holdco’s common stock;

•	each of the directors;

•	each of the named executive officers;

•	all of the directors and executive officers as a group; and

•	each other selling stockholder.

The number of shares beneficially owned by each stockholder is determined under rules issued by the SEC and includes voting or investment power with respect to securities. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power. Each of the stockholders listed has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable. Shares of common stock that may be acquired within 60 days following February 28, 2015 pursuant to the exercise of options are deemed to be outstanding for the purpose of computing the percentage ownership of such holder but are not deemed to be outstanding for computing the percentage ownership of any other person shown in the table. Beneficial ownership representing less than one percent is denoted with an “*.” Unless otherwise indicated, the address for each of the stockholders in the table below is c/o Party City Holdings Inc., 80 Grasslands Road, Elmsford, New York 10523.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Class Outstanding
Funds managed by Advent International Corporation (1)	8,000.00	23.81%
Funds affiliated with Thomas H. Lee Partners, L.P. (2)	23,270.70	69.25%
Todd M. Abbrecht (3)	23,270.70	69.25%
Jefferson M. Case (4)	8,000.00	23.81%
Steven J. Collins (4)	8,000.00	23.81%
Michael A. Correale (5)	34.56	*
James M. Harrison (6)	253.85	*
Uttam K. Jain (3)	23,270.70	69.25%
Norman S. Matthews(7)	30.40	*
Gregg A. Melnick (8)	109.76	*
Lawrence P. Molloy	—	—
Joshua M. Nelson (3)	23,270.70	69.25%
Gerald C. Rittenberg (9)	279.95	*
All directors and executive officers as a group (11 persons)	31,979.22	94.93%

*	Represents beneficial ownership of less than 1%.

(1)	Funds managed by Advent International Corporation own 100% of Advent Party City Acquisition L.P., which in turn owns shares of our common stock. With respect to the shares held by funds managed by Advent International Corporation, a group of individuals currently composed of David M. Mussafer, Steven M. Tadler and David M. McKenna, none of whom have individual voting or investment power, exercise voting and investment power over the shares beneficially owned by the funds managed by Advent International Corporation. Each of Mr. Mussafer, Mr. Tadler and Mr. McKenna disclaims beneficial ownership of the shares held by funds managed by Advent International Corporation, except to the extent of their respective pecuniary interest therein. The address of Advent International Corporation is 75 State Street, Boston, MA 02109.
(2)	Funds affiliated with Thomas H. Lee Partners, L.P. (the “THL Funds”) own 100% of THL PC Topco, L.P., which in turn owns shares of our common stock. Voting and investment determinations with respect to the securities held by the THL Funds are made by a management committee consisting of Anthony J. DiNovi and Scott M. Sperling, and as such Messrs. DiNovi and Sperling may be deemed to share beneficial ownership of the securities held or controlled by the THL Funds. Each of Messrs. DiNovi and Sperling disclaims beneficial ownership of such securities. The address of each of Messrs. DiNovi and Sperling is c/o Thomas H. Lee Partners, L.P., 100 Federal Street, Boston, Massachusetts 02110.
(3)	Mr. Abbrecht and Mr. Nelson are managing directors of THL and Mr. Jain is a Principal of THL. Mr. Abbrecht, Mr. Jain and Mr. Nelson each disclaim beneficial ownership of the securities held or controlled by the THL Funds. Their addresses are c/o Thomas H. Lee Partners, L.P., 100 Federal Street, Boston, MA 02110.
(4)	Mr. Case and Mr. Collins each disclaim beneficial ownership of the shares held by the funds managed by Advent International Corporation, except to the extent of their respective pecuniary interest therein. Their addresses are c/o Advent International Corporation, 75 State Street, Boston, MA 02109.
(5)	Includes 10.00 shares which could be acquired by Mr. Correale within 60 days upon exercise of options.
(6)	Includes 227.85 shares held by a limited liability company and a trust and 26.00 shares which could be acquired by Mr. Harrison within 60 days upon exercise of options.
(7)	Includes 0.4 shares which could be acquired by Mr. Matthews within 60 days upon exercise of options.
(8)	Includes 77.76 shares held by a trust and 16.00 shares which could be acquired by Mr. Melnick within 60 days upon exercise of options.
(9)	Includes 251.95 shares held indirectly in a limited liability company and a trust and 28.00 shares which could be acquired by Mr. Rittenberg within 60 days upon exercise of options.

Item 13.	Certain Relationships and Related Party Transactions

Agreements with Management

The Company and certain members of senior management have entered into employment agreements. The terms and conditions of certain of these employment agreements are more fully described in “Executive Compensation - Employment Arrangements.”

Management Agreements

As a result of the Transaction, on July 27, 2012, funds affiliated with THL, Advent and other investors acquired a majority stake in Party City Holdco. In conjunction with the Transaction, funds affiliated with Advent maintained a minority interest in Party City Holdco. At the time of the Transaction, Party City Holdco entered into a management agreement with THL and Advent, under which THL and Advent will provide advice to Party City Holdco on, among other things, financing, operations, acquisitions and dispositions. Under the agreement, THL and Advent are paid, in aggregate, an annual management fee in the amount of the greater of $3.0 million or 1.0% of Adjusted EBITDA, as defined in the Company’s debt agreements (see Selected Consolidated Financial Data for further details). THL and Advent received annual management fees in the amounts of $2.5 million and $0.9 million, respectively, in 2014, $2.2 million and $0.8 million, respectively, during 2013 and $1.0 million and $0.3 million, respectively, during the period from July 28, 2012 to December 31, 2012. Additionally, at the time of the Transaction, Party City Holdco paid THL and Advent a non-recurring $20.0 million fee for certain services that were performed in conjunction with the consummation of the Transaction. As the amount related to services performed for Party City Holdco and Merger Sub prior to the Transaction, such amount was not recorded as expense in the Company’s Predecessor financial statements and, instead, was recorded as a reduction to stockholders’ equity in the Company’s consolidated financial statements. Additionally, as long as THL and Advent receive annual management fees, they will advise Party City Holdco in connection with financing, acquisition and disposition transactions and Party City Holdco will pay a fee for services rendered in connection with financing, acquisition and disposition transactions in an amount up to 1% of the gross transaction value. The management agreement expires on its tenth anniversary. In the case of an initial public offering or a change in control, as defined in Party City Holdco’s Stockholders Agreement, at the time of such event Party City Holdco must pay THL and Advent the net present value of the remaining annual management fees that are payable over the agreement’s ten year term.

Prior to the Transaction, the Company had a management agreement with two of its former owners, Berkshire Partners LLC (“Berkshire Partners”) and Weston Presidio Capital (“Weston Presidio”), pursuant to which they were paid an annual management fee in the aggregate amount of $1.3 million. Berkshire Partners received management fees of $0.5 million during the period from January 1, 2012 to July 27, 2012. Weston Presidio received management fees of $0.2 million during the period from January 1, 2012 to July 27, 2012. On August 19, 2008, Berkshire Partners and Weston Presidio entered into an agreement with Advent pursuant to which Advent would provide consulting and management advisory services to the Company and would receive, in return, a portion of the management fees due to Berkshire Partners and Weston Presidio under their management agreement. Under this agreement, Advent received management fees of $0.3 million during the period from January 1, 2012 to July 27, 2012.

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

Audit Fees

Fees for audit services totaled $2.2 million and $2.4 million for the years ended December 31, 2014 and 2013, respectively. These fees included the audit of the consolidated financial statements; reviews of financial statements included in the Company’s Quarterly Reports on Form 10-Q; assistance with SEC filings, including comfort letters, consents and comment letters; statutory audits incremental to the audit of the consolidated financial statements and accounting consultations on matters addressed during the audit or interim reviews.

Audit-Related Fees

Fees for audit-related services totaled $0.2 million and $0.1 million for the years ended December 31, 2014 and 2013, respectively. Such fees principally related to the audits of the Company’s employee benefit plans, due diligence services and attest services related to financial reporting that are not required by statute or regulation.

Tax Fees

Fees for tax services, including tax compliance, tax advice and tax planning, totaled $0.4 million and $1.8 million for the years ended December 31, 2014 and 2013, respectively.

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

(a) Documents filed as part of this report:

1. and 2. Financial Statements and Schedules.

See Index to Consolidated Financial Statements and Financial Statement Schedules which appears on page F-1 herein.

3. Exhibits

Exhibit Index

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated June 4, 2012, by and among Party City Holdings Inc., PC Merger Sub, Inc., PC Topco Holdings, Inc. and the Stockholders’ Representatives party thereto (incorporated by reference to Exhibit 2.1 to Party City Holdings Inc.’s Registration Statement on Form S-4 dated June 21, 2013)

3.1	Third Amended and Restated Certificate of Incorporation of Party City Holdings Inc. (incorporated by reference to Exhibit 3.1.1 to Party City Holdings Inc.’s Registration Statement on Form S-4 dated June 21, 2013)

3.2	By-Laws of Party City Holdings Inc. (incorporated by reference to Exhibit No. 3.4 to Party City Holdings Inc.’s Registration Statement on Form S-1 (Registration No. 333-173690))

4.1	Indenture, dated as of July 27, 2012 among PC Merger Sub, Inc., which on July 27, 2012 was merged with and into Party City Holdings Inc., and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Party City Holdings Inc.’s Registration Statement on Form S-4 dated June 21, 2013)

4.2	First Supplemental Indenture, dated as of July 27, 2012 among Party City Holdings Inc., the Guarantors named therein and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to Party City Holdings Inc.’s Registration Statement on Form S-4 dated June 21, 2013)

4.3	Second Supplemental Indenture, dated as of June 7, 2013, among Party City Holdings Inc., the Guarantors named therein and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.6 to Party City Holdings Inc.’s Registration Statement on Form S-4 dated June 21, 2013)

4.4	Registration Rights Agreement, dated as of July 27, 2012, among PC Merger Sub, Inc., which on July 27, 2012 was merged with and into Party City Holdings Inc., and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several Purchasers named therein (incorporated by reference to Exhibit 4.4 to Party City Holdings Inc.’s Registration Statement on Form S-4 dated June 21, 2013)

4.5	Joinder Agreement to the Registration Rights Agreement, dated as of July 27, 2012, among Party City Holdings Inc., the Guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several Purchasers named therein (incorporated by reference to Exhibit 4.5 to Party City Holdings Inc.’s Registration Statement on Form S-4 dated June 21, 2013)

4.6	Second Supplemental Indenture dated as of June 7, 2013 among Party City Holdings Inc., the Guarantors named therein and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.6 to Party City Holdings Inc.’s Registration Statement on Form S-4 dated June 21, 2013)

4.7	Stockholders Agreement, dated July 27, 2012, by and among Party City Holdco Inc. (formerly PC Topco Holdings, Inc.), THL PC Topco, L.P., Advent-Party City Acquisition Limited Partnership, American Greetings Corporation and the Persons listed as Management Holders on the signature pages thereto (incorporated by reference to Exhibit 10.19 to Party City Holdings Inc.’s Amendment No.2 to Registration Statement on Form S-4 dated October 4, 2013)

10.1

The MetLife Capital Corporation Master Lease Purchase Agreement between MetLife Capital Corporation and Amscan Inc., Deco Paper Products, Inc., Kookaburra USA Ltd., and Trisar, Inc., dated November 21, 1995, as amended (incorporated by reference to Exhibit 10(n) to Amendment No. 2 to Amscan Holdings Inc.’s Registration Statement on Form S-1 (Registration No. 333-14107))

10.2†	Employment Agreement between Party City Holdings Inc., Party City Holdco Inc. and Gerald C. Rittenberg, dated December 30, 2014 (incorporated by reference to Exhibit 10.3 to Amendment No. 5 Party City Holdco Inc.’s Registration Statement on Form S-1 dated March 13, 2015)

10.3†	Employment Agreement between Party City Holdings Inc., Party City Holdco Inc. and James M. Harrison, dated December 30, 2014 (incorporated by reference to Exhibit 10.4 to Amendment No. 5 Party City Holdco Inc.’s Registration Statement on Form S-1 dated March 13, 2015)

10.4†

Letter Agreement between Party City Holdco Inc., Party City Holdings Inc. and Michael Correale, dated March 24, 2015 (incorporated by reference to Exhibit 10.5 of Party City Holdco Inc.’s Registration Statement on Form S-1, Amendment No. 6, dated March 26, 2015)

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

10.14	Joinder Agreement, dated as of June 7, 2013, among iParty Corp., iParty Retail Stores Corp. and Deutsche Bank Trust Company Americas, as Administrative Agent (incorporated by reference to Exhibit 10.15 to Party City Holdings Inc.’s Registration Statement on Form S-4 dated June 21, 2013)

10.15	Supplement No. 1, dated as of June 7, 2013, to the Pledge and Security Agreement dated as of July 27, 2012, among Party City Holdings Inc., Party City Corporation, PC Intermediate Holdings, Inc. and Deutsche Bank Trust Company Americas, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.16 to Party City Holdings Inc.’s Registration Statement on Form S-4 dated June 21, 2013)

10.16	Supplement No. 1, dated as of June 7, 2013, to the Pledge and Security Agreement dated as of July 27, 2012, among Party City Holdings Inc., Party City Corporation, PC Intermediate Holdings, Inc. and Deutsche Bank Trust Company Americas, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.17 to Party City Holdings Inc.’s Registration Statement on Form S-4 dated June 21, 2013)

10.17†	2012 Omnibus Equity Incentive Plan of Party City Holdco Inc. (formerly PC Topco Holdings, Inc.) (incorporated by reference to Exhibit 10.12 to Party City Holdings Inc.’s Registration Statement on Form S-4 dated June 21, 2013)

10.18†	Employment Agreement between Party City Holdings Inc., Party City Holdco Inc. and Gregg A. Melnick, dated December 30, 2014 (incorporated by reference to Exhibit 10.20 to Amendment No. 5 Party City Holdco Inc.’s Registration Statement on Form S-1 dated March 13, 2015)

14.1	Code of Business Conduct (incorporated by reference to Exhibit 14.1 to Party City Holdings Inc.’s Annual Report on Form 10-K dated March 31, 2014)

21.1*	Subsidiaries of the Registrant

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive Data Files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at December 31, 2014 and December 31, 2013; (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2014 and 2013, the period from January 1, 2012 to July 27, 2012 and the period from July 28, 2012 to December 31, 2012; (iii) the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2014 and 2013, the period from January 1, 2012 to July 27, 2012 and the period from July 28, 2012 to December 31, 2012; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013, the period from January 1, 2012 to July 27, 2012 and the period from July 28, 2012 to December 31, 2012; and (v) the Notes to the Consolidated Financial Statements.

†	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

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

Date: March 27, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James M. Harrison James M. Harrison	Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2015

/s/ Michael A. Correale Michael A. Correale	Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)	March 27, 2015

/s/ Gerald C. Rittenberg Gerald C. Rittenberg	Executive Chairman and Director	March 27, 2015

/s/ Todd M. Abbrecht Todd M. Abbrecht	Director	March 27, 2015

/s/ Joshua M. Nelson Joshua M. Nelson	Director	March 27, 2015

/s/ Uttam K. Jain Uttam K. Jain	Director	March 27, 2015

/s/ Jefferson M. Case Jefferson M. Case	Director	March 27, 2015

/s/ Steven J. Collins Steven J. Collins	Director	March 27, 2015

/s/ Norman S. Matthews Norman S. Matthews	Director	March 27, 2015

/s/ Lawrence P. Molloy Lawrence P. Molloy	Director	March 27, 2015

PARTY CITY HOLDINGS INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at December 31, 2014 (Successor) and December 31, 2013 (Successor)	F-3

Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December  31, 2014 (Successor), the year ended December 31, 2013 (Successor), the periods from July 28, 2012 to December 31, 2012 (Successor) and January 1, 2012 to July 27, 2012 (Predecessor)

F-4

Consolidated Statements of Stockholder’s Equity for the periods from January 1, 2012 to July  27, 2012 (Predecessor) and July 28, 2012 to December 31, 2012 (Successor), the year ended December 31, 2013 (Successor), and the year ended December 31, 2014 (Successor)

F-5

Consolidated Statements of Cash Flows for the year ended December  31, 2014 (Successor), the year ended December 31, 2013 (Successor), the periods from July 28, 2012 to December 31, 2012 (Successor) and January 1, 2012 to July 27, 2012 (Predecessor)

F-6

Notes to Consolidated Financial Statements	F-7

Schedule II	F-54

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Party City Holdings Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of Party City Holdings Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013 and the related consolidated statements of operations and comprehensive income (loss), stockholder’s equity and cash flows for the year ended December 31, 2014, and 2013 and for the period from July 28, 2012 to December 31, 2012 (“Successor”) and the related consolidated statements of operations and comprehensive income (loss), stockholder’s equity and cash flows for the period from January 1, 2012 to July 27, 2012 (“Predecessor”). Our audits also included the financial statement schedule listed in the Index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Party City Holdings Inc. and subsidiaries at December 31, 2014 and 2013 and the consolidated results of their operations and their cash flows for the year ended December 31, 2013, 2012 and for the period from July 28, 2012 to December 31, 2012 and the period from January 1, 2012 to July 27, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

New York, New York

March 27, 2015

PARTY CITY HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	December 31,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$47,151	$25,487
Accounts receivable, net	140,663	139,539
Inventories, net	582,230	524,361
Prepaid expenses and other current assets	75,403	76,708

Total current assets	845,447	766,095
Property, plant and equipment, net	248,684	235,146
Goodwill	1,557,250	1,561,707
Trade names	569,343	570,141
Other intangible assets, net	107,010	129,408
Other assets, net	46,659	57,077

Total assets	$3,374,393	$3,319,574

LIABILITIES, REDEEMABLE COMMON SECURITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Loans and notes payable	$25,336	$36,047
Accounts payable	145,686	150,782
Accrued expenses	154,113	145,677
Income taxes payable	34,670	16,870
Current portion of long-term obligations	12,249	13,452

Total current liabilities	372,054	362,828
Long-term obligations, excluding current portion	1,780,267	1,788,246
Deferred income tax liabilities	314,197	318,173
Deferred rent and other long-term liabilities	56,190	23,445

Total liabilities	2,522,708	2,492,692

Redeemable common securities	35,062	23,555

Commitments and contingencies

Stockholder’s equity:
Common stock ($0.01 par value; 100.00 and 100.00 shares issued and outstanding at December 31, 2014 and 2013, respectively)	0	0
Additional paid-in capital	751,662	790,989
Retained earnings	77,696	6,930
Accumulated other comprehensive (loss) income	(12,735)	5,408

Total stockholder’s equity	816,623	803,327

Total liabilities, redeemable common securities and stockholder’s equity	$3,374,393	$3,319,574

See accompanying notes to consolidated financial statements.

PARTY CITY HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

	Successor			Predecessor
	Year Ended December 31, 2014	Year Ended December 31, 2013	Period from July 28 to December 31, 2012	Period from January 1 to July 27, 2012
Revenues:
Net sales	$2,251,589	$2,026,272	$964,330	$930,903
Royalties and franchise fees	19,668	18,841	9,312	9,281

Total revenues	2,271,257	2,045,113	973,642	940,184

Expenses:
Cost of sales	1,375,706	1,259,188	636,410	574,048
Wholesale selling expenses	73,910	68,102	28,096	31,568
Retail operating expenses	397,110	369,996	172,168	166,047
Franchise expenses	14,281	13,320	6,128	6,579
General and administrative expenses	147,721	146,094	65,890	101,502
Art and development costs	19,390	19,311	8,201	10,824
Impairment of trade name	0	7,500	0	0

Total expenses	2,028,118	1,883,511	916,893	890,568

Income from operations	243,139	161,602	56,749	49,616

Interest expense, net	123,277	129,826	62,062	41,970

Other expense, net	5,891	18,478	1,593	22,245

Income (loss) before income taxes	113,971	13,298	(6,906)	(14,599)
Income tax expense (benefit)	43,205	500	(1,322)	403

Net income (loss)	70,766	12,798	(5,584)	(15,002)
Less: net income attributable to noncontrolling interests	0	224	60	96

Net income (loss) attributable to Party City Holdings Inc.	$70,766	$12,574	$(5,644)	$(15,098)

Other comprehensive (loss) income, net of tax:
Foreign currency adjustments	$(18,707)	$(71)	$6,481	$(1,272)
Cash flow hedges	564	(105)	(225)	53

Other comprehensive (loss) income, net	(18,143)	(176)	6,256	(1,219)

Comprehensive income (loss)	52,623	12,622	672	(16,221)
Less: comprehensive income attributable to noncontrolling interest	0	201	116	140

Comprehensive income (loss) attributable to Party City Holdings Inc.	$52,623	$12,421	$556	$(16,361)

See accompanying notes to consolidated financial statements.

PARTY CITY HOLDINGS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

For the Periods from January 1, 2012 to July 27, 2012 (Predecessor) and July 28, 2012 to December 31, 2012

(Successor), the Year Ended December 31, 2013 (Successor), and the Year Ended December 31, 2014 (Successor)

(Dollars in thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Party City Holdings Inc. Stockholder’s Equity	Non- controlling Interests	Total
Predecessor:
Balance at December 31, 2011	30,970.02	$0	$286,451	$48,717	$(11,354)	$323,814	$2,277	$326,091
Net (loss) income				(15,098)		(15,098)	96	(15,002)
Foreign currency adjustments					(1,316)	(1,316)	44	(1,272)
Impact of foreign exchange contracts, net					53	53		53
Adjustment of redeemable stock			(23,000)			(23,000)		(23,000)
Excess tax benefit from stock options			32,292			32,292		32,292
Equity based compensation			2,600			2,600		2,600

Balance at July 27, 2012	30,970.02	$0	$298,343	$33,619	$(12,617)	$319,345	$2,417	$321,762

Successor:
Balance at July 28, 2012	100.00	$0	$783,801	$0	$0	$783,801	$2,417	$786,218
Net (loss) income				(5,644)		(5,644)	60	(5,584)
Foreign currency adjustments					6,425	6,425	56	6,481
Excess tax benefit from stock options			560			560		560
Impact of foreign exchange contracts, net					(225)	(225)		(225)

Balance at December 31, 2012	100.00	$0	$784,361	$(5,644)	$6,200	$784,917	$2,533	$787,450
Net income				12,574		12,574	224	12,798
Equity based compensation			2,137			2,137		2,137
Adjustment of Party City Holdco redeemable common shares to fair value			2,425			2,425		2,425
Acquisition of noncontrolling interest			555		(639)	(84)	(2,734)	(2,818)
Foreign currency adjustments					(48)	(48)	(23)	(71)
Excess tax benefit from stock options			1,511			1,511		1,511
Impact of foreign exchange contracts, net					(105)	(105)		(105)

Balance at December 31, 2013	100.00	$0	$790,989	$6,930	$5,408	$803,327	$0	$803,327
Net income				70,766		70,766		70,766
Equity based compensation			1,583			1,583		1,583
Distribution to Parent			(31,816)			(31,816)		(31,816)
Adjustment of Party City Holdco redeemable common shares to fair value			(10,387)			(10,387)		(10,387)
Party City Holdco shares reclassified from redeemable due to employee terminations			674			674		674
Exercise of Party City Holdco stock options			37			37		37
Foreign currency adjustments					(18,707)	(18,707)		(18,707)
Excess tax benefit from stock options			582			582		582
Impact of foreign exchange contracts, net					564	564		564

Balance at December 31, 2014	100.00	$0	$751,662	$77,696	$(12,735)	$816,623	$0	$816,623

See accompanying notes to consolidated financial statements.

PARTY CITY HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Successor			Predecessor
	Year Ended December 31, 2014	Year Ended December 31, 2013	Period from July 28 to December 31, 2012	Period from January 1 to July 27, 2012
Cash flows provided by (used in) operating activities:
Net income (loss)	$70,766	$12,798	$(5,584)	$(15,002)
Less: net income attributable to noncontrolling interests	0	224	60	96

Net income (loss) attributable to Party City Holdings Inc.	70,766	12,574	(5,644)	(15,098)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	82,890	94,624	49,837	33,915
Amortization of deferred financing costs	13,595	19,392	4,605	2,592
Provision for doubtful accounts	1,783	1,079	801	644
Deferred income tax (benefit) expense	(8,899)	(25,599)	(22,163)	3,823
Deferred rent	14,418	17,055	6,335	3,344
Undistributed loss (income) in unconsolidated joint venture	1,556	172	(297)	(128)
Impairment of trade name	0	7,500	0	0
Impairment of fixed assets	1,012	322	71	0
Loss (gain) on disposal of equipment	2,310	388	(9)	9
Equity based compensation	1,583	2,137	0	3,375
Changes in operating assets and liabilities, net of effects of acquired businesses:
(Increase) decrease in accounts receivable	(7,202)	(7,356)	(7,002)	3,995
(Increase) decrease in inventories	(55,785)	(2,040)	94,714	(77,264)
Decrease (increase) in prepaid expenses and other current assets	7,250	(10,235)	10,050	(7,107)
Increase (decrease) in accounts payable, accrued expenses and income taxes payable	42,797	25,753	(142,242)	29,774

Net cash provided by (used in) operating activities	168,074	135,766	(10,944)	(18,126)

Cash flows used in investing activities:
Cash paid in connection with acquisitions, net of cash acquired	(12,377)	(51,546)	(1,562,246)	(3,106)
Capital expenditures	(78,241)	(61,241)	(16,376)	(28,864)
Proceeds from disposal of property and equipment	986	265	69	146

Net cash used in investing activities	(89,632)	(112,522)	(1,578,553)	(31,824)

Cash flows (used in) provided by financing activities:
Repayment of loans, notes payable and long-term obligations	(1,374,017)	(1,392,681)	(1,169,100)	(9,564)
Proceeds from loans, notes payable and long-term obligations	1,349,197	1,373,753	2,028,051	10,590
Excess tax benefit from stock options	582	1,511	560	32,292
Exercise of stock options of Party City Holdco	1,080	0	0	0
Distribution to Parent	(31,816)	0	0	0
Capital contributions	0	750	809,370	0
Debt issuance costs	(148)	(1,812)	(64,114)	0

Net cash (used in) provided by financing activities	(55,122)	(18,479)	1,604,767	33,318
Effect of exchange rate changes on cash and cash equivalents	(1,656)	(177)	128	80

Net increase (decrease) in cash and cash equivalents	21,664	4,588	15,398	(16,552)

Cash and cash equivalents at beginning of period	25,487	20,899	5,501	22,053

Cash and cash equivalents at end of period	$47,151	$25,487	$20,899	$5,501

Supplemental disclosure of cash flow information:
Cash paid during the period
Interest	$113,817	$121,064	$25,508	$41,396
Income taxes, net of (refunds)	$14,455	$22,561	$(7,749)	$6,165

Supplemental information on non-cash activities:

Capital lease obligations of $1,474, $446, $1,275, and $330 were incurred during the year ended December 31, 2014, the year ended December 31, 2013, the period from July 28, 2012 to December 31, 2012, and the period from January 1, 2012 to July 27, 2012, respectively.

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

On July 27, 2012, PC Merger Sub, Inc. (“Merger Sub”), a wholly-owned subsidiary of PC Intermediate, merged into the Company, with the Company being the surviving entity (“the Transaction”). See Note 5 for further discussion.

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

The Company’s retail operations define a fiscal year (“Fiscal Year”) as the 52-week period or 53-week period ended on the Saturday nearest December 31st of each year, and define their fiscal quarters (“Fiscal Quarter”) as the four interim 13-week periods following the end of the previous Fiscal Year, except in the case of a 53-week Fiscal Year when the fourth Fiscal Quarter is extended to 14 weeks. The consolidated financial statements of the Company combine the Fiscal Year and Fiscal Quarters of the Company’s retail operations with the calendar year and calendar quarters of the Company’s wholesale operations, as the differences are not significant. The Company’s consolidated financial statements for the year ended December 31, 2014 include the results of its retail operations for the 53-week Fiscal Year ended January 3, 2015.

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

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. A considerable amount of judgment is required in assessing the ultimate realization of these receivables, including consideration of the Company’s history of receivable write-offs, the level of past due accounts and the economic status of the Company’s customers. In an effort to identify adverse trends relative to customer economic status, the Company assesses the financial health of the markets it operates in and performs periodic credit evaluations of its customers and ongoing reviews of account balances and aging of receivables. Amounts are considered past due when payment has not been received within the time frame of the credit terms extended. Write-offs are charged directly against the allowance for doubtful accounts and occur only after all collection efforts have been exhausted. At December 31, 2014 and December 31, 2013, the allowance for doubtful accounts was $2,889 and $1,362, respectively.

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

The Company reviews the recoverability of its finite long-lived assets, including finite-lived intangible assets, whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. For purposes of recognizing and measuring impairment, the Company evaluates long-lived assets other than goodwill based upon the lowest level of independent cash flows ascertainable to evaluate impairment. If the sum of the undiscounted future cash flows expected over the remaining asset life is less than the carrying value of the assets, the Company may recognize an impairment loss. The impairment related to long-lived assets is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

Deferred Rent and Rental Expenses

The Company leases its retail stores under operating leases that generally have initial terms of ten years, with two five year renewal options. The Company’s leases may have early cancellation clauses, which permit the lease to be terminated if certain sales levels are not met in specific periods, and may provide for the payment of contingent rent based on a percentage of the store’s net sales. The Company’s lease agreements generally have defined escalating rent provisions, which are reported as a deferred rent liability and expensed on a straight-line basis over the term of the related lease, commencing with the date of possession. In addition, the Company may receive cash allowances from its landlords on certain properties, which are reported as deferred rent and amortized to rent expense over the term of the lease, also commencing with the date of possession. The deferred rent liability at December 31, 2014 and 2013 was $37,355 and $23,252, respectively.

Investments

The Company maintains a 49.9% interest in Convergram Mexico, a joint venture distributing metallic balloons, principally in Mexico and Latin America. The Company accounts for its investment in the joint venture using the equity method. The Company’s investment in the joint venture is included in other assets on the consolidated balance sheet and the results of the joint venture’s operations are included in other expense (income) on the consolidated statement of operations and comprehensive income (loss) (see Note 10).

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

Revenues, and the related profit, on sales from the Company’s wholesale operations to its retail operations are eliminated in consolidation.

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

As a result of the Transaction (see Note 1 and Note 5), the Company applied the acquisition method of accounting and increased the value of its inventory by $89,754 as of July 28, 2012. The adjustment principally reflects the previously deferred wholesale margin on inventory supplied to the Company’s retail operations at July 27, 2012. Such adjustment increased the Company’s cost of sales during the year ended December 31, 2014, the year ended December 31, 2013 and the period from July 28, 2012 to December 31, 2012 by $5,899, $25,229 and $58,626, respectively, as the related inventory was sold.

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

PARTY CITY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share)

Store Closure Costs

The Company records estimated store closure costs, estimated lease commitment costs (net of estimated sublease income) and other miscellaneous store closing costs when the liability is incurred.

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

Advertising

Advertising costs are expensed as incurred. Retail advertising expenses for the year ended December 31, 2014, the year ended December 31, 2013, the period from July 28, 2012 to December 31, 2012, and the period from January 1, 2012 to July 27, 2012 were $64,816, $68,134, $34,434, and $30,068, respectively.

Art and Development Costs

Art and development costs are primarily internal costs that are not easily associated with specific designs, some of which may not reach commercial production. Accordingly, the Company expenses these costs as incurred.

Derivative Financial Instruments

Accounting Standards Codification (“ASC”) Topic 815, “Accounting for Derivative Instruments and Hedging Activities”, requires that all derivative financial instruments be recognized on the balance sheet at fair value and establishes criteria for both the designation and effectiveness of hedging activities. The Company uses derivatives in the management of interest rate and foreign currency exposure. ASC Topic 815 requires the Company to formally document the assets, liabilities or other transactions the Company designates as hedged items, the risk being hedged and the relationship between the hedged items and the hedging instruments. The Company must measure the effectiveness of the hedging relationship at the inception of the hedge and on an on-going basis.

If derivative financial instruments qualify as fair value hedges, the gain or loss on the instrument and the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in net income during the period of the change in fair values. For derivative financial instruments that qualify as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into net income in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of a cash flow hedge, if any, is determined based on the dollar-offset method (i.e., the gain or loss on the derivative financial instrument in excess of the cumulative change in the present value of future cash flows of the hedged item) and is recognized in net income during the period of change. As long as hedge effectiveness is maintained, interest rate swap arrangements and foreign currency exchange agreements qualify for hedge accounting as cash flow hedges (see Note 18).

PARTY CITY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share)

Income Taxes

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities (and operating loss and tax credit carryforwards) applying enacted statutory tax rates in effect for the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the judgment of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Stock-Based Compensation

Accounting for stock-based compensation requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation expense over the service period for awards expected to vest.

Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income consists of the Company’s foreign currency adjustments and the impact of interest rate swap and foreign exchange contracts that qualify as hedges (see Notes 18 and 19).

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

Recently Issued Accounting Pronouncements

In January 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-01, “Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items”. The pronouncement will be effective for the Company during the first quarter of 2016. Although the Company continues to review this pronouncement, it does not believe that it will have a material impact on the Company’s consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The update clarifies that a performance target in a share-based payment award which affects vesting, and which could be achieved after the requisite service period, should be accounted for as a performance condition. The pronouncement will be effective for the Company during the first quarter of 2016. Although the Company continues to review this pronouncement, it does not believe that it will have a material impact on the Company’s consolidated financial statements.

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

Note 3 — Inventories, Net

Inventories consisted of the following:

	December 31,
	2014	2013
Finished goods	$550,975	$501,229
Raw materials	22,093	15,921
Work in process	9,162	7,211

	$582,230	$524,361

As a result of the Transaction (see Note 1 and Note 5), the Company applied the acquisition method of accounting and increased the value of its inventory by $89,754 as of July 28, 2012. The adjustment principally reflects the previously deferred wholesale margin on inventory supplied to the Company’s retail operations at July 27, 2012. Such adjustment increased the Company’s cost of sales during the year ended December 31, 2014, the year ended December 31, 2013 and the period from July 28, 2012 to December 31, 2012 by $5,899, $25,229 and $58,626, respectively, as the related inventory was sold. At December 31, 2014 and December 31, 2013, $0 and $5,899, respectively, of the adjustment was included in finished goods.

PARTY CITY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share)

Note 4 — Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following:

	December 31,
	2014	2013	Useful lives
Machinery and equipment	$116,613	$87,312	3-15 years
Buildings	66,797	67,095	40 years
Data processing	31,893	30,033	3-5 years
Leasehold improvements	65,882	48,595	1-10 years
Furniture and fixtures	117,602	97,250	5-10 years
Land	9,449	8,968

	408,236	339,253
Less: accumulated depreciation	(159,552)	(104,107)

	$248,684	$235,146

Depreciation and amortization expense related to property, plant and equipment, including assets under capital leases, was $60,695, $67,627, $35,677, and $28,373, for the year ended December 31, 2014, the year ended December 31, 2013, the period from July 28, 2012 to December 31, 2012, and the period from January 1, 2012 to July 27, 2012, respectively.

Note 5 — Acquisitions

The Transaction

On July 27, 2012, Merger Sub, a wholly owned subsidiary of PC Intermediate, which is an indirect wholly-owned subsidiary of Party City Holdco, merged into the Company, with the Company being the surviving entity through the Transaction. At such time 100% of Party City Holdco, which was formed in order to effect the Transaction, was owned by a collaborative group consisting of funds affiliated with Thomas H. Lee Partners, L.P. (“THL”), 70% ownership, funds affiliated with Advent International Corporation (“Advent”), 24% ownership, and other minority investors, including management. Prior to the Transaction, the Company was owned by Berkshire Partners LLC, Weston Presidio Capital, Advent, and other minority investors, including management. THL did not own any portion of the Company prior to the Transaction. As the collaborative group acquired 100% of the Company, push-down accounting was required.

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

PARTY CITY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share)

In conjunction with the Transaction, the Company incurred $28,052 of transaction costs during the period from January 1, 2012 to July 27, 2012. Of such amount, $19,669, relating principally to banker fees, was recorded in other expense, net in the Company’s consolidated statement of operations and comprehensive loss. The remaining $8,383 was recorded as compensation expense in general and administrative expenses in the Company’s consolidated statement of operations and comprehensive loss. Additionally, the Transaction accelerated the vesting of certain of the Company’s stock options and, as a result, the Company recorded $2,149 of stock-based compensation expense in general and administrative expenses in the Company’s consolidated statement of operations and comprehensive loss. Further, due to the vesting of such stock options, the Company made payments in lieu of dividends to the holders of such options and recorded a $16,148 charge in general and administrative expenses in the Company’s consolidated statement of operations and comprehensive loss. The transaction costs payments and payments in lieu of dividends are included in the decrease in accounts payable, accrued expenses and income taxes payable in the Company’s July 28, 2012 to December 31, 2012 consolidated statement of cash flows. Additionally, in conjunction with the Transaction, Merger Sub and Party City Holdco incurred $4,564 of third-party costs, principally attorney and banker fees, prior to July 27, 2012. As the amount related to costs incurred by Party City Holdco and Merger Sub prior to the Transaction, such amount was not recorded as expense in the Company’s financial statements and, instead, was recorded as a reduction to stockholder’s equity in the Company’s consolidated financial statements.

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

Goodwill Changes by Reporting Segment

For the years ended December 31, 2014 and December 31, 2013, goodwill changes, by reporting segment, were as follows:

	Year Ended December 31, 2014	Year Ended December 31, 2013
Wholesale segment:
Beginning balance	$496,375	$495,830
Foreign currency impact and other	(4,279)	545

Ending balance	492,096	496,375

Retail segment:
Beginning balance	1,065,332	1,041,739
iParty acquisition	0	21,059
Foreign currency impact and other	(178)	2,534

Ending balance	1,065,154	1,065,332

Total ending balance, both segments	$1,557,250	$1,561,707

PARTY CITY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share)

Note 6 — Intangible Assets

The Company had the following other identifiable intangible assets:

	December 31, 2014
	Cost	Accumulated Amortization	Net Carrying Value	Useful lives
Retail franchise licenses	$67,000	$15,400	$51,600	19 years
Customer lists and relationships	55,770	19,392	36,378	20 years
Copyrights and designs	29,000	15,342	13,658	5-7 years
Leasehold interests	16,005	11,020	4,985	1-11 years
Design licenses	2,469	2,080	389	1-4 years

Total	$170,244	$63,234	$107,010

	December 31, 2013
	Cost	Accumulated Amortization	Net Carrying Value	Useful lives
Retail franchise licenses	$67,000	$9,700	$57,300	19 years
Customer lists and relationships	56,005	12,287	43,718	20 years
Copyrights and designs	29,000	9,442	19,558	5-7 years
Leasehold interests	16,031	8,019	8,012	1-11 years
Design licenses	2,469	1,649	820	1-4 years

Total	$170,505	$41,097	$129,408

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

The value that was ascribed to the Halloween City trade name was based on the number of Halloween City stores that the Company expected to open during each subsequent Halloween selling season and the expected performance of such stores. The number of stores that the Company opens during a season is driven by many factors, including the availability of suitable locations. During 2013, the Company made a strategic decision to open fewer temporary Halloween City stores and the Company took a similar approach in 2014. As a result of a change in store performance and the Company’s decision to open fewer Halloween City stores than assumed when the Company recorded the asset in 2012, during 2013 the Company lowered the value of its Halloween City trade name by recording a $7,500 impairment charge.

The amortization expense for finite-lived intangible assets for the year ended December 31, 2014, the year ended December 31, 2013, the period from July 28, 2012 to December 31, 2012, and the period from January 1, 2012 to July 27, 2012 was $22,195, $26,997, $14,160, and $5,542, respectively. Estimated amortization expense for each of the next five years will be approximately $18,883, $15,973, $12,810, $9,435, and $8,267, respectively.

PARTY CITY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share)

Note 7 — Loans and Notes Payable

At the time of the Transaction, the Company entered into a new $400,000 ABL revolving credit facility (“ABL Facility”) and the Company and its subsidiary, Party City Corporation, entered into a new $1,125,000 Term Loan Agreement (“Term Loan Credit Agreement”). Additionally, in conjunction with the Transaction, on July 27, 2012, the Company issued $700,000 of 8.875% senior notes (the “Senior Notes”). At the time of the Transaction most of the Company’s existing debt was repaid.

Below is a discussion of the ABL Facility and other credit agreements. See Note 8 for a discussion of the Company’s long-term obligations.

ABL Facility

The ABL Facility provides for (a) revolving loans in an aggregate principal amount at any time outstanding not to exceed $400,000, subject to a borrowing base described below, (b) swing-line loans in an aggregate principal amount at any time outstanding not to exceed 10% of the aggregate commitments under the facility and (c) letters of credit, in an aggregate face amount at any time outstanding not to exceed $50,000.

Under the ABL Facility, the borrowing base at any time equals (a) a percentage of eligible trade receivables plus (b) a percentage of eligible inventory and (c) a percentage of eligible credit card receivables, less (d) certain reserves.

The ABL Facility provides for two pricing options: (i) an alternate base interest rate (“ABR”) equal to the greater of (a) the prime rate, (b) the federal funds rate plus 1/2 of 1% or (c) the LIBOR rate plus 1%, in each case, on the date of such borrowing or (ii) a LIBOR based interest rate determined by reference to the LIBOR cost of funds for U.S. dollar deposits for the relevant interest period adjusted for certain additional costs and, in each case, plus an applicable margin. The applicable margin ranges from 0.5% to 1.00% with respect to ABR borrowings and from 1.50% to 2.00% with respect to LIBOR borrowings. The applicable margin at December 31, 2014 was 0.75% for ABR loans and 1.75% for loans based on the LIBOR rate.

In addition to paying interest on outstanding principal under the ABL Facility, the Company is required to pay a commitment fee of between 0.250% and 0.375% per annum in respect of the unutilized commitments thereunder. The Company must also pay customary letter of credit fees.

The ABL Facility also provides that the Company has the right from time to time to request additional commitments, of which $125,000 remains available. The lenders under the ABL Facility are not under any obligation to provide any such additional commitments, and any increase in commitments is subject to several conditions precedent and limitations. If the Company were to request any additional commitments, and the existing lenders or new lenders were to agree to provide such commitments, the facility size could be increased, but the Company’s ability to borrow under this facility would still be limited by the amount of the borrowing base under this facility and limitations on incurring additional indebtedness under other debt agreements.

The ABL Facility has a maturity date of July 27, 2017.

In connection with the ABL Facility, the Company incurred finance costs which have been capitalized and are being amortized over the life of the debt.

All obligations under the ABL Facility are jointly and severally guaranteed by PC Intermediate, PCHI and each existing and future domestic subsidiary of the Company. The Company and each guarantor has secured its obligations, subject to certain exceptions and limitations, including obligations under its guaranty, as applicable, by a first-priority lien on its accounts receivable, inventory, cash and certain related assets and a second-priority lien on substantially all of its other assets, including a pledge of all of the capital stock held by PC Intermediate, PCHI and each guarantor.

PARTY CITY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share)

The ABL Facility contains negative covenants that, among other things and subject to certain exceptions, restrict the ability of the Company to:

•	incur additional indebtedness;

•	pay dividends on capital stock or redeem, repurchase or retire capital stock;

•	make certain investments, loans, advances and acquisitions;

•	engage in transactions with affiliates;

•	create liens; and

•	transfer or sell certain assets.

In addition, the Company must comply with a fixed charge coverage ratio if excess availability under the ABL Facility on any day is less than the greater of: (a) 10% of the lesser of the aggregate commitments and the then borrowing base under the ABL Facility and (b) $30,000. The fixed charge coverage ratio is the ratio of (i) Adjusted EBITDA (as defined in the ABL Facility) minus maintenance-related capital expenditures (as defined in the ABL Facility) to (ii) fixed charges (as defined in the ABL Facility). The Company has not been subjected to the fixed charge coverage ratio as its excess availability has not fallen below the amounts specified above.

The ABL Facility also contains certain customary affirmative covenants and events of default.

Borrowings under the ABL Facility totaled $23,975 and $34,800 at December 31, 2014 and December 31, 2013, respectively. The interest rates at December 31, 2014 and December 31, 2013 were both 4.00%. Outstanding standby letters of credit totaled $19,464 at December 31, 2014 and, after considering borrowing base restrictions, the Company had $356,561 of available borrowing capacity under the terms of the ABL Facility at December 31, 2014.

Other Credit Agreements

The Company has also entered into several foreign asset-based and overdraft credit facilities that provide the Company with additional borrowing capacity. At December 31, 2014 and December 31, 2013, borrowings under the foreign facilities totaled $1,361 and $1,247, respectively. The facilities contain customary affirmative and negative covenants.

PARTY CITY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share)

Note 8 — Long-Term Obligations

Long-term obligations consisted of the following:

	December 31,
	2014	2013

Term Loan Credit Agreement (a)	$1,089,242	$1,097,561
Mortgage obligation (b)	0	1,216
Capital lease obligations (c)	3,274	2,921
Senior Notes (d)	700,000	700,000

Total long-term obligations	1,792,516	1,801,698
Less: current portion	(12,249)	(13,452)

Long-term obligations, excluding current portion	$1,780,267	$1,788,246

Term Loan Credit Agreement

(a) At the time of the Transaction, the Company entered into the Term Loan Credit Agreement. During February 2013 and February 2014, the Company amended the Term Loan Credit Agreement and all term loans outstanding at the time of the amendments were replaced with new term loans for the same principal amounts. See below for further discussion.

The Term Loan Credit Agreement provides for two pricing options: (i) an ABR for any day, a rate per annum equal to the greater of (a) Deutsche Bank’s prime rate in effect on such day, (b) the federal funds effective rate in effect on such day plus 1/2 of 1%, (c) the adjusted LIBOR rate plus 1% and (d) 2.00% or (ii) the LIBOR rate, adjusted for certain additional costs, with a LIBOR floor of 1.00%, in each case plus an applicable margin. The applicable margin is 2.00% with respect to ABR borrowings and 3.00% with respect to LIBOR borrowings.

The Term Loan Credit Agreement also provides that the Company has the right from time to time to request an amount of additional term loans up to $250,000. The lenders under the Term Loan Credit Agreement are not under any obligation to provide any such additional term loans.

The Company may voluntarily prepay the term loans at any time without premium or penalty, other than customary breakage costs with respect to loans based on the LIBOR rate. The term loans are subject to mandatory prepayment, subject to certain exceptions, with (i) 100% of net proceeds above a threshold amount of certain asset sales, subject to reinvestment rights and certain other exceptions, (ii) 100% of the net cash proceeds of any incurrence of debt other than debt permitted under the Term Loan Credit Agreement, (iii) 50% of Excess Cash Flow, as defined in the Term Loan Credit Agreement, if any (which percentage will be reduced to 25% if the Company’s senior secured leverage ratio (as defined in the Term Loan Credit Agreement) is less than 3.50 to 1.00, but greater than 2.50 to 1.00, and 0% if the Company’s senior secured leverage ratio is less than 2.50 to 1.00).

The term loans under the Term Loan Credit Agreement mature on July 27, 2019. The Company is required to repay installments on the term loans in quarterly principal amounts of 0.25%, with the remaining amount payable on the maturity date.

All obligations under the Term Loan Credit Agreement are jointly and severally guaranteed by PC Intermediate, PCHI and each existing and future domestic subsidiary of the Company. The Company and each guarantor has secured its obligations, subject to certain exceptions and limitations, by a first-priority lien on substantially all of its assets (other than accounts receivable, inventory, cash and certain related assets), including a pledge of all of the capital stock held by PC Intermediate, PCHI and each guarantor, and a second-priority lien on its accounts receivable, inventory, cash and certain related assets.

PARTY CITY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share)

The Term Loan Credit Agreement contains certain customary affirmative covenants and events of default. Additionally, it contains negative covenants which, among other things and subject to certain exceptions, restrict the ability of the Company to:

•	incur additional indebtedness;

•	pay dividends on capital stock or redeem, repurchase or retire capital stock;

•	make certain investments, loans, advances and acquisitions;

•	engage in transactions with affiliates;

•	create liens; and

•	transfer or sell certain assets.

In connection with the Term Loan Credit Agreement, the Company incurred and capitalized finance costs. In conjunction with the amendments, some of the costs were written-off. See below. The remaining costs are being amortized over the life of the debt using the effective interest method.

During February 2014, the Company amended the Term Loan Credit Agreement. As the Term Loan Credit Agreement is a loan syndication, the Company assessed whether the debt modification should be accounted for as an extinguishment on a creditor-by-creditor basis. During the year ended December 31, 2014, the Company wrote-off $1,649 of costs incurred during the issuance of the debt and which were being amortized over the life of the debt. The amount was recorded in other expense in the Company’s consolidated statement of operations and comprehensive income and included in amortization of deferred financing costs and original issuance discount in the Company’s consolidated statement of cash flows. The remaining costs of $15,626 will continue to be amortized over the life of the debt, using the effective interest method. Additionally, during the year ended December 31, 2014, the Company recorded in other expense $642 of the net original issuance discount that existed as of the time of the amendment. The remainder of the discount, $6,087, will continue to be amortized over the life of the debt, using the effective interest method. Further, during the year ended December 31, 2014, the Company recorded in other expense $698 of the unamortized call premium that existed as of the time of the amendment. The remainder of the call premium, $6,611, will continue to be amortized over the life of the debt, using the effective interest method. Finally, in conjunction with the amendment, the Company incurred $1,555 of banker and legal fees; $1,407 of which was recorded in other expense during the year ended December 31, 2014. The rest of the costs, $148, will be amortized over the life of the debt, using the effective interest method.

At the time of the February 2013 amendment of the Term Loan Credit Agreement, the Company assessed whether the debt modification should be accounted for as an extinguishment on a creditor-by-creditor basis and recorded a $12,295 charge in other expense, net in the Company’s consolidated statement of operations and comprehensive income for the year ended December 31, 2013.

As all term loans outstanding during the February 2014 and February 2013 amendments were replaced with new term loans for the same principal amounts, the Company included the total principal amounts, $1,110,966 and $1,122,188, respectively, in both repayment of loans, notes payable and long-term obligations and proceeds from loans, notes payable and long-term obligations in the financing activities section of the Company’s consolidated statement of cash flows.

At December 31, 2014, the outstanding principal amount of term loans under the Term Loan Credit Agreement was $1,089,242, which reflects an original issue discount of $5,085, net of $3,207 of accumulated amortization, and a call premium of $5,527, net of $2,462 of accumulated amortization. At December 31, 2013, the outstanding principal amount of term loans under the Term Loan Credit Agreement was $1,097,561, which reflects an original issue discount of $6,901, net of $2,033 of accumulated amortization, and a call premium of $7,502, net of $1,185 of accumulated amortization. At December 31, 2014, the interest rate on the outstanding term loan borrowings was 4.00%. At December 31, 2013, the interest rate on the outstanding term loan borrowings was 4.25%.

PARTY CITY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share)

(b) In conjunction with the construction of a new distribution facility, during 2001 the Company borrowed from the New York State Job Development Authority, pursuant to the terms of a second lien mortgage note. The mortgage was fully repaid as of December 31, 2014.

(c) The Company has entered into various capital leases for machinery and equipment with implicit interest rates generally ranging from 3% to 8% and generally extending to 2020.

(d) In connection with the Transaction, the Company issued $700,000 of 8.875% Senior Notes, which are due on August 1, 2020.

Interest on the Senior Notes is payable semi-annually in arrears on February 1 and August 1 of each year. The Senior Notes are guaranteed, jointly and severally, on a senior basis by each of the Company’s existing and future domestic subsidiaries. The Senior Notes and the guarantees are general unsecured senior obligations and are effectively subordinated to all other secured debt to the extent of the assets securing such secured debt.

The indenture governing the Senior Notes contains certain covenants limiting, among other things and subject to certain exceptions, the Company’s ability to:

•	incur additional indebtedness or issue certain disqualified stock and preferred stock;

•	pay dividends or distributions, redeem or repurchase equity;

•	prepay subordinated debt or make certain investments;

•	transfer and sell assets;

•	engage in transactions with affiliates;

•	create liens; and

•	consolidate, merge or transfer all or substantially all of the Company’s assets.

The indenture governing the Senior Notes also contains certain customary affirmative covenants and events of default.

PARTY CITY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share)

On or after August 1, 2015, the Company may redeem the Senior Notes, in whole or in part, at the following (expressed as a percentage of the principal amount to be redeemed) plus accrued and unpaid interest thereon:

Twelve-month period beginning on August 1,	Percentage
2015	106.656%
2016	104.438%
2017	102.219%
2018 and thereafter	100.000%

In addition, the Company may redeem up to 40% of the aggregate principal amount of the Senior Notes before August 1, 2015 with the net cash proceeds from one or more equity offerings at a redemption price of 108.875% of the principal amount plus accrued and unpaid interest. The Company may also redeem some or all of the notes before August 1, 2015 at a redemption price of 100% of the principal amount, plus accrued and unpaid interest plus a “make whole” premium.

If the Company experiences certain types of change in control, the Company may be required to offer to repurchase the Senior Notes at 101% of their principal amount, plus accrued and unpaid interest.

In connection with the issuance of the Senior Notes, the Company incurred finance costs that have been capitalized and are being amortized over the life of the debt.

On August 1, 2013, PC Nextco issued $350,000 of 8.75% notes (“the Nextco Notes”). The proceeds, net of expenses, were used to pay a dividend to the shareholders of PC Nextco’s parent, Party City Holdco. The Nextco Notes, which mature on August 15, 2019 and which pay interest semiannually on February 15th and August 15th, are not guaranteed by the Company. However, since PC Nextco has no assets or operations other than its investment in, and income (loss) from, the Company and its subsidiaries, interest and principal payments for the Nextco Notes are being funded by the Company. During the year ended December 31, 2014, the Company made distributions to its Parent, PC Intermediate, in the amount of $31,816. PC Intermediate then distributed the funds to PC Nextco so that PC Nextco could make interest payments on the Nextco Notes.

At December 31, 2014, maturities of long-term obligations consisted of the following:

	Long-Term Debt Obligations	Capital Lease Obligations	Totals
2015	$11,250	$999	$12,249
2016	11,110	1,112	12,222
2017	11,110	800	11,910
2018	11,110	240	11,350
2019	1,044,662	118	1,044,780
Thereafter	700,000	5	700,005

Long-term obligations	$1,789,242	$3,274	$1,792,516

PARTY CITY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share)

Note 9 — Capital Stock

At December 31, 2014, the Company’s authorized capital stock consisted of 100.00 shares of $0.01 par value common stock.

Under the terms of Party City Holdco’s stockholder’s agreement, dated July 27, 2012, Party City Holdco has an option to purchase all of the shares of common stock held by former employees. Additionally, employee stockholders who die or become disabled while employed can require Party City Holdco to purchase all of the shares held by the employee stockholders. The aggregate amount that may be payable by the Company to current employee stockholders should they die or become disabled while employed, based on the estimated fair market value of fully paid and vested common securities, totaled $35,062 and $23,555 at December 31, 2014 and December 31, 2013, respectively, and was classified as redeemable common securities on the Company’s consolidated balance sheet, with a corresponding adjustment to additional paid-in capital. As there is no active market for the common stock, the Company estimates the fair value of the stock based on a valuation model, which is periodically substantiated by independent appraisals or third-party transactions, including acquisitions. The valuation model takes into consideration the fact that Party City Holdco’s stock was not marketable at December 31, 2014 and December 31, 2013.

Immediately subsequent to the Transaction, at July 28, 2012, there were 888.23 redeemable common securities outstanding. There were no changes in redeemable common securities during the period from July 28, 2012 to December 31, 2012.

A summary of the changes in redeemable common securities during the years ended December 31, 2014 and 2013 follows:

	Redeemable
	Number of Common Shares	Total Redeemable Common Securities
Successor:
Balance as of December 31, 2012	888.23	$22,205
Shares issued	151.00	3,775
Revaluation of shares	0	(2,425)

Balance as of December 31, 2013	1,039.23	$23,555
Shares issued	93.58	1,794
Revaluation of shares	0	10,387
Shares reclassified to additional paid-in capital due to employee terminations	(29.72)	(674)

Balance as of December 31, 2014	1,103.09	$35,062

During the year ended December 31, 2014, 70 shares of redeemable common stock were issued to current employees due to stock option exercises. During the years ended December 31, 2014 and 2013, 23.58 shares and 121 shares of redeemable common stock were issued, respectively, in conjunction with acquisitions (the sellers of the acquired entities became employees of the Company). Additionally, during the year ended December 31, 2013, an independent member of the Board of Directors purchased 30 shares of redeemable common stock.

On August 1, 2013, PC Nextco issued the Nextco Notes. The proceeds, net of expenses, were used to pay a dividend to the shareholders of PC Nextco’s parent, Party City Holdco. During the year ended December 31, 2013, based on a valuation model, the estimated fair value of the redeemable common securities increased by $8,058. Such increase was more than offset by the impact of the dividend, which decreased the fair value of such securities by $10,483.

PARTY CITY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share)

Note 10 — Other Expense, net

	Year Ended December 31, 2014 (Successor)	Year Ended December 31, 2013 (Successor)	Period from July 28, 2012 to December 31, 2012 (Successor)	Period from January 1, 2012 to July 27, 2012 (Predecessor)
Other expense, net consists of the following:
Undistributed loss (income) in unconsolidated joint venture	$1,556	$172	$(297)	$(128)
Foreign currency loss	1,447	1,581	532	148
Term Loan Credit Agreement amendment (see Note 8)	4,396	12,295	0	0
Transaction costs (see Note 5)	0	0	0	19,669
Corporate development expenses	700	2,960	351	2,395
Business interruption proceeds	(4,514)	0	0	0
Other, net	2,306	1,470	1,007	161

Other expense, net	$5,891	$18,478	$1,593	$22,245

During October 2012, the Company’s operations were negatively impacted by Superstorm Sandy. During the year ended December 31, 2014, the Company received $4,514 of business interruption insurance proceeds, net of costs, related to the storm and the Company recorded the proceeds in other expense, net in the Company’s consolidated statement of operations and comprehensive income.

Note 11 — Employee Benefit Plans

Certain subsidiaries of the Company maintain defined contribution plans for eligible employees. The plans require the subsidiaries to match from approximately 11% to 100% of voluntary employee contributions to the plans, not to exceed a maximum amount of the employee’s annual salary, ranging from 5% to 6%. Expense for the plans for the year ended December 31, 2014, the year ended December 31, 2013, the period from July 28, 2012 to December 31, 2012, and the period from January 1, 2012 to July 27, 2012 totaled $6,179, $4,899, $2,286, and $2,505, respectively.

Note 12 — Equity Incentive Plans

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

PARTY CITY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share)

Time-based options

Party City Holdco grants time-based options to key eligible employees and outside directors. In conjunction with the options, the Company recorded compensation expense of $1,583, $2,137, $0, and $1,747, during the year ended December 31, 2014, the year ended December 31, 2013, the period from July 28, 2012 to December 31, 2012, and the period from January 1, 2012 to July 27, 2012, respectively. The fair value of time-based options granted during 2013 was estimated on the grant date using a Black-Scholes option valuation model based on the assumptions in the following table:

Expected dividend rate	0%
Risk-free interest rate	1.03% to 2.07%
Volatility	35.00%
Expected option term	6.2 years – 6.5 years

As Party City Holdco’s stock is not publicly traded, the Company determined volatility based on the average historical volatility of guideline companies. As there is not sufficient historical exercise data to provide a reasonable basis for determining the expected term, the Company estimated the expected term using the “simplified” method.

The Company based its estimated forfeiture rate of 13.4% on historical forfeitures for time-based options that were granted by the Company between 2004 and 2012 as the number of options given to each of the various levels of management is principally consistent with historical grants and forfeitures are expected to be materially consistent with past experience.

The time-based options that were granted during April 2013 vested 20% on July 27, 2013 and vest 20% each July 27th thereafter. The other time-based options that were granted during 2013 vest 20% on each anniversary date. All time-based options become fully vested in the event of a change-in-control. The Company records compensation expense for such options on a straight-line basis.

Performance-based options

Party City Holdco also grants performance-based stock options to key employees and independent directors. For performance-based options, vesting is contingent upon a change-in-control and the achievement of specified investment returns for Party City Holdco’s shareholders. Since a change-in-control cannot be assessed as probable before it occurs, no compensation expense has been recorded for the performance-based options that have been granted under the 2012 Plan. At December 31, 2014, 1,468 performance-based stock options were outstanding.

PARTY CITY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share)

The following table summarizes the changes in outstanding stock options for the period from January 1, 2012 to July 27, 2012, the year ended December 31, 2013, and the year ended December 31, 2014. There was no activity during the period from July 28, 2012 to December 31, 2012.

	Options	Average Exercise Price	Average Fair Value of Time-Based Options at Grant Date	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (Years)
Predecessor:
Outstanding at December 31, 2011	3,698.27	$17,137

Granted	10.00	42,000	$10,254
Exercised	(3,295.58)	15,803
Forfeited	(412.69)	28,392

Outstanding at July 27, 2012	0.00

Successor:
Outstanding at December 31, 2012	0.00

Granted	2,583.00	14,916	8,830
Exercised	0.00	0
Forfeited	(36.00)	14,913

Outstanding at December 31, 2013	2,547.00	14,916		$19,739	9.2

Granted	0.00
Exercised	(72.40)	14,913
Forfeited	(86.60)	14,913

Outstanding at December 31, 2014	2,388.00	14,916		40,282	8.3

Exercisable at December 31, 2014	309.80	14,915		5,226	8.2

Expected to vest at December 31, 2014 (excluding performance-based options)	610.20	14,917		10,293	8.3

Exercisable at December 31, 2013	187.60	14,913		1,454	9.2

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

The intrinsic value of options exercised was $561, $0, $0, and $108,364 for the year ended December 31, 2014, the year ended December 31, 2013, the period from July 28, 2012 to December 31, 2012, and the period from January 1, 2012 to July 27, 2012, respectively. The fair value of options vested was $1,769, $1,676, $0, and $2,632, during the year ended December 31, 2014, the year ended December 31, 2013, the period July 28, 2012 to December 31, 2012, and the period from January 1, 2012 to July 27, 2012, respectively.

PARTY CITY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share)

Note 13 — Income Taxes

A summary of domestic and foreign income (loss) before income taxes and including noncontrolling interest follows:

	Year Ended December 31, 2014 (Successor)	Year Ended December 31, 2013 (Successor)	Period from July 28, 2012 to December 31, 2012 (Successor)	Period from January 1, 2012 to July 27, 2012 (Predecessor)

Domestic	$99,637	$8,101	$(7,128)	$(11,128)
Foreign	14,334	5,197	222	(3,471)

Total	$113,971	$13,298	$(6,906)	$(14,599)

The income tax expense (benefit) consisted of the following:

	Year Ended December 31, 2014 (Successor)	Year Ended December 31, 2013 (Successor)	Period from July 28, 2012 to December 31, 2012 (Successor)	Period from January 1, 2012 to July 27, 2012 (Predecessor)

Current:
Federal	$40,559	$19,787	$18,309	$(5,345)
State	7,265	2,782	622	433
Foreign	4,280	3,530	1,910	1,492

Total current expense (benefit)	52,104	26,099	20,841	(3,420)
Deferred:
Federal	(6,959)	(19,519)	(19,611)	6,077
State	(2,542)	(5,675)	(1,470)	(904)
Foreign	602	(405)	(1,082)	(1,350)

Total deferred (benefit) expense	(8,899)	(25,599)	(22,163)	3,823

Income tax expense (benefit)	$43,205	$500	$(1,322)	$403

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

PARTY CITY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share)

Deferred income tax assets and liabilities consisted of the following:

	December 31,
	2014	2013
Current deferred income tax assets:
Inventory valuation	$10,923	$9,294
Allowance for doubtful accounts	1,079	736
Accrued liabilities	6,533	4,448
Federal tax loss carryforwards	4,944	6,235
State tax loss carryforwards	1,517	1,517
Foreign tax loss carryforwards	4,003	3,942
Tax credit carryforwards	1,637	2,054
Other	6,087	(167)

Current deferred income tax assets before valuation allowances	36,723	28,059
Less: valuation allowances	(8,663)	(5,335)

Current deferred income tax assets, net (included in prepaid expenses and other current assets)	$28,060	$22,724

Non-current deferred income tax liabilities, net:
Property, plant and equipment	$15,984	$21,404
Intangible assets	218,623	219,562
Amortization of goodwill and other assets	68,025	74,536
Foreign earnings expected to be repatriated	8,844	4,275
Other	2,721	(1,604)

Non-current deferred income tax liabilities, net	$314,197	$318,173

Management assesses the available positive and negative evidence to estimate if sufficient taxable income will be generated to realize existing deferred tax assets. On the basis of this evaluation, as of December 31, 2014 and December 31, 2013, valuation allowances in the amounts of $3,406 and $3,281, respectively, were established for United Kingdom (“U.K.”) net operating loss carryforwards, which do not expire. In addition, at December 31, 2014, a valuation allowance of $2,103 was established for German pre-acquisition loss carryforwards of an entity treated as a U.S. branch for income tax purposes. In addition to such allowances, at December 31, 2014 and December 31, 2013, additional valuation allowances of $1,637 and $2,054, respectively, were established on the Company’s foreign tax credit carryforwards, which expire in 2021, based on a projection of foreign sourced income which limits the Company’s ability to utilize the credits. Further, at December 31, 2014, a valuation allowance in the amount of $1,517 was established on state net operating loss carryforwards which expire beginning in 2021.

PARTY CITY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share)

The difference between the Company’s effective income tax rate and the U.S. statutory income tax rate is as follows:

	Year Ended December 31, 2014 (Successor)	Year Ended December 31, 2013 (Successor)	Period from July 28, 2012 to December 31, 2012 (Successor)	Period from January 1, 2012 to July 27, 2012 (Predecessor)

Tax provision at U.S. statutory income tax rate	35.0%	35.0%	35.0%	35.0%
State income tax, net of federal income tax	2.7	(25.4)	7.9	2.4
Domestic production activities deduction	(1.4)	(9.8)	11.8	(15.8)
Deferred tax adjustments	(0.1)	(5.2)	0	(1.5)
Transaction costs	0	2.8	0	(13.4)
Foreign net operating losses not benefited	0.4	12.5	(10.7)	(8.7)
U.S. - foreign rate differential	1.1	(2.5)	(23.1)	(0.5)
Other	0.2	(3.6)	(1.8)	(0.3)

Effective income tax rate	37.9%	3.8%	19.1%	(2.8)%

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

U.S. - foreign rate differential: During 2014, 2013, and the periods from July 28, 2012 to December 31, 2012 and January 1, 2012 to July 27, 2012, the U.S. tax effect on foreign earnings which are expected to be remitted in the future was provided, without consideration of offsetting foreign tax credits, due to projected future foreign source income being insufficient to utilize any available foreign tax credits.

PARTY CITY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share)

As of December 31, 2014 and December 31, 2013, the Company had $4,944 and $6,235, respectively, of tax-effected net operating loss carryforwards in the U.S. primarily due to the acquisition of iParty (see Note 5), which expire primarily in 2020. Additionally, at December 31, 2014, the Company had tax-effected net operating loss carryforwards in the U.K. and Canada in the amounts of $3,406 (which do not expire) and $597 (which begin to expire in 2031), respectively. As of December 31, 2013, the Company had tax-effected net operating loss carryforwards in the U.K. and Canada of $3,281 and $661, respectively. The Company has established a full valuation allowance on loss carryforwards in the U.K. and it expects the net operating loss carryforwards in Canada to be fully realizable. Also, at both December 31, 2014 and December 31, 2013, the Company had state net operating loss carryforwards which expire beginning in 2021.

When the Company acquired Christy’s By Design Limited and Riethmuller GmbH during 2010 and 2011, respectively, it chose to treat the entities as if they were U.S. branches in order to achieve certain U.S. tax benefits then available. At the time of the acquisitions, these foreign entities had pre-acquisition foreign net operating loss carryforwards (the post-acquisition losses of the entities, if any, cannot be carried forward in the foreign jurisdictions as those losses are deducted in the Company’s U.S. income tax return). These pre-acquisition losses can be carried forward indefinitely in both countries. However, any future foreign earnings that would utilize these losses will still be taxed in the U.S. at the U.S. income tax rate. The Company has established a full valuation allowance on its Riethmuller GmbH pre-acquisition loss carryforwards of $2,103 at December 31, 2014. The Company expects the Christy’s By Design Limited pre-acquisition loss carryforwards of $2,663 at December 31, 2014 to be fully realizable. However, because Christy’s By Design Limited’s future earnings will not result in future taxes paid in the amount of the loss carryforwards to be utilized as it is not anticipated that there will be foreign tax credits available to offset the amounts taxed in the U.S., a deferred tax liability is recognized in an amount equal to the recognized pre-acquisition losses. Once the pre-acquisition loss carryforwards of the U.S. branches have been utilized, the future foreign earnings will be taxed in both the foreign jurisdiction and in the U.S. and the Company’s total income tax expense related to those earnings will depend on whether foreign taxes paid on those earnings can be used as foreign tax credits on the Company’s federal income tax return.

Other differences between the effective income tax rate and the federal statutory income tax rate are composed primarily of favorable permanent differences related to inventory contributions, offset by non-deductible meals and entertainment expenses.

The Company continuously monitors whether foreign earnings are to be permanently reinvested. During 2013, the Company recorded a $1,723 benefit due to changes in the estimated foreign earnings which will be repatriated to appropriately reflect the current and future business needs. Such amount is included in “U.S. – foreign rate differential” in the table above.

At December 31, 2014 and 2013, the Company’s share of the cumulative undistributed earnings of any foreign subsidiaries whose earnings are considered permanently reinvested was approximately $31,101 and $27,076, respectively. No provision has been made for U.S. or additional foreign taxes on the undistributed earnings of these subsidiaries as such earnings have been reinvested indefinitely in the subsidiaries’ operations. It is not practical to estimate the amount of additional tax that might be payable on these foreign earnings in the event of a distribution or sale as the Company cannot estimate the ratio of foreign and domestic sourced income at the time of such event. However, there are approximately $19,000 of foreign taxes paid that relate to these earnings if they were ever repatriated.

The Company is included in the consolidated federal tax return of its indirect parent, Party City Holdco, along with PC Nextco. As PC Nextco’s activity principally relates to interest expense on the Nextco Notes, the income taxes that are paid by Party City Holdco are less than the Company’s income tax liability as Party City Holdco receives a tax benefit related to such interest. Therefore, income taxes payable on the Company’s consolidated balance sheet represents the portion of the Company’s income tax liability that will ultimately be paid by Party City Holdco, which is net of the income tax benefit related to PC Nextco’s interest expense. The impact of such benefit is recorded as a $17,101 liability in deferred rent and other long-term liabilities in the Company’s consolidated balance sheet at December 31, 2014 as such amount is owed to Party City Holdco.

PARTY CITY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share)

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits:

	Year Ended December 31, 2014 (Successor)	Year Ended December 31, 2013 (Successor)	Period from July 28, 2012 to December 31, 2012 (Successor)	Period from January 1, 2012 to July 27, 2012 (Predecessor)

Balance as of beginning of period	$285	$529	$492	$492
Increases related to current period tax positions	763	0	163	0
Increases related to prior period tax positions	0	0	0	0
Decrease related to settlements	(193)	0	0	0
Decreases related to lapsing of statutes of limitations	(57)	(244)	(126)	0

Balance as of end of period	$798	$285	$529	$492

The Company’s total net unrecognized tax benefits that, if recognized, would impact the Company’s effective tax rate were $798 and $285 at December 31, 2014 and 2013, respectively. It is reasonably possible that a reduction of uncertain tax positions of $71 may occur prior to December 31, 2015, upon the expiration of the period to assess tax in various federal, state and foreign taxing jurisdictions.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company has accrued $22 and $37 for the potential payment of interest and penalties at December 31, 2014 and 2013, respectively. During the year ended December 31, 2014, December 31, 2013, the period from July 28, 2012 to December 31, 2012, and the period from January 1, 2012 to July 27, 2012, the Company recorded income tax (credits) expense of ($15), ($30), $10, and ($29), respectively, related to interest and penalties.

For federal income tax purposes, the period from July 28, 2012 to December 31, 2012, the year ended December 31, 2013 and the year ended December 31, 2014 are open to examination at December 31, 2014. For non-U.S. income tax purposes, tax years from 2007 through 2014 remain open. Lastly, the Company is open to state and local income tax examinations for the tax years 2009 through 2014.

PARTY CITY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share)

Note 14 — Commitments, Contingencies and Related Party Transactions

Lease Agreements

The Company has non-cancelable operating leases for its numerous retail store sites, as well as for its corporate offices, certain distribution and manufacturing facilities, showrooms, and warehouse equipment that expire on various dates, principally through 2026. These leases generally contain renewal options and require the Company to pay real estate taxes, utilities and related insurance.

At December 31, 2014, future minimum lease payments under all operating leases consisted of the following:

Future Minimum
Operating Lease Payments

2015	$130,392
2016	117,342
2017	103,262
2018	83,503
2019	63,353
Thereafter	175,589

$673,441

The Company is also an assignor with contingent lease liability for four stores sold to franchisees and other parties. The potential contingent lease obligations continue until the applicable leases expire in 2018. The maximum amount of the contingent lease obligations may vary, but is limited to the sum of the total amount due under the leases. At December 31, 2014, the maximum amount of the contingent lease obligations was approximately $1,072 and is not included in the table above as such amount is contingent upon certain events occurring, which management has not assessed as probable or estimable at this time.

The future minimum lease payments included in the above table also do not include contingent rent based upon sales volumes or other variable costs, such as maintenance, insurance and taxes.

Rent expense for the year ended December 31, 2014, the year ended December 31, 2013, the period from July 28, 2012 to December 31, 2012, and the period from January 1, 2012 to July 27, 2012, was $216,572, $200,544, $86,642, and $95,100, respectively, and included immaterial amounts of rent expense related to contingent rent.

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

At December 31, 2014, the Company’s commitment to pay future minimum product royalties was as follows:

Future Minimum
Royalty Payments
2015	$20,582
2016	10,929
2017	2,117
2018	0
2019	0
Thereafter	0

$33,628

Product royalty expense for the year ended December 31, 2014, the year ended December 31, 2013, the period from July 28, 2012 to December 31, 2012, and the period from January 1, 2012 to July 27, 2012, was $42,679, $30,968, $13,729, and $13,040, respectively.

During December 2009, the Company entered into a product purchase agreement with a vendor which requires the Company to purchase $9,000 of products annually through December 2015. Additionally, during July 2012, the Company entered into an agreement which requires the Company to spend a minimum of $5,000 on advertising during the three year period ended July 2015.

Legal Proceedings

The Company is a party to certain claims and litigation in the ordinary course of business. The Company does not believe that any of these proceedings will result, individually or in the aggregate, in a material adverse effect upon its financial condition or future results of operations.

Related Party Transactions

At the time of the Transaction (see Note 5), the Company entered into a management agreement with THL and Advent under which THL and Advent will provide advice to the Company on, among other things, financing, operations, acquisitions and dispositions. Under the agreement, THL and Advent are paid, in aggregate, an annual management fee in the amount of the greater of $3,000 or 1.0% of Adjusted EBITDA, as defined in the Company’s debt agreements. THL and Advent received annual management fees in the amounts of $2,498 and $858, respectively, during the year ended December 31, 2014 and $2,233 and $767, respectively, during the year ended December 31, 2013. Additionally, THL and Advent received management fees in the amounts of $961 and $331, respectively, during the period from July 28, 2012 to December 31, 2012. Such amounts were recorded in general and administrative expenses in the Company’s consolidated statement of operations and comprehensive income. Additionally, at the time of the Transaction, the Company paid THL and Advent a non-recurring $20,000 fee for certain services that were performed in conjunction with the execution of the Transaction, including the obtaining of new financing. As the amount related to services performed for Party City Holdco and Merger Sub prior to the Transaction, such amount was not recorded as expense in the Company’s Predecessor financial statements and, instead, was recorded as a reduction to stockholder’s equity in the Company’s consolidated financial statements. Additionally, as long as THL and Advent receive annual management fees, they will advise the Company in connection with financing, acquisition and disposition transactions and the Company will pay a fee for services rendered in connection with each such transaction in an amount up to 1% of the gross transaction value. The management agreement expires on its tenth anniversary. In the case of an initial public offering or a change in control, as defined in Party City Holdco’s stockholder’s agreement, at the time of such event the Company must pay THL and Advent the net present value of the remaining annual management fees that are payable over the agreement’s ten year term.

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

The Company’s industry segment data for the year ended December 31, 2014, the year ended December 31, 2013, the period from July 28, 2012 to December 31, 2012, and the period from January 1, 2012 to July 27, 2012 are as follows:

	Wholesale	Retail	Consolidated
Year Ended December 31, 2014 (Successor)
Revenues:
Net sales	$1,213,024	$1,605,228	$2,818,252
Royalties and franchise fees	0	19,668	19,668

Total revenues	1,213,024	1,624,896	2,837,920
Eliminations	(566,663)	0	(566,663)

Net revenues	$646,361	$1,624,896	$2,271,257

Income from operations	$74,174	$168,965	$243,139

Interest expense, net			123,277
Other expense, net			5,891

Income before income taxes			$113,971

Depreciation and amortization	$32,446	$50,444	$82,890
Capital expenditures	$27,651	$50,590	$78,241

Total assets	$1,128,900	$2,245,493	$3,374,393

	Wholesale	Retail	Consolidated
Year Ended December 31, 2013 (Successor)
Revenues:
Net sales	$1,080,740	$1,433,522	$2,514,262
Royalties and franchise fees	0	18,841	18,841

Total revenues	1,080,740	1,452,363	2,533,103
Eliminations	(487,990)	0	(487,990)

Net revenues	$592,750	$1,452,363	$2,045,113

Income from operations	$65,997	$95,605	$161,602

Interest expense, net			129,826
Other expense, net			18,478

Income before income taxes			$13,298

Depreciation and amortization	$40,789	$53,835	$94,624
Capital expenditures	$15,796	$45,445	$61,241

Total assets	$1,060,862	$2,258,712	$3,319,574

PARTY CITY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share)

	Wholesale	Retail	Consolidated
Period from July 28 to December 31, 2012 (Successor)
Revenues:
Net sales	$510,277	$699,272	$1,209,549
Royalties and franchise fees	0	9,312	9,312

Total revenues	510,277	708,584	1,218,861
Eliminations	(245,219)	0	(245,219)

Net revenues	$265,058	$708,584	$973,642

Income from operations	$18,681	$38,068	$56,749

Interest expense, net			62,062
Other expense, net			1,593

Loss before income taxes			$(6,906)

Depreciation and amortization	$19,827	$30,010	$49,837
Capital expenditures	$5,042	$11,334	$16,376

	Wholesale	Retail	Consolidated
Period from January 1 to July 27, 2012 (Predecessor)
Revenues:
Net sales	$512,473	$613,089	$1,125,562
Royalties and franchise fees	0	9,281	9,281

Total revenues	512,473	622,370	1,134,843
Eliminations	(194,659)	0	(194,659)

Net revenues	$317,814	$622,370	$940,184

Income from operations	$44,719	$4,897	$49,616

Interest expense, net			41,970
Other expense, net			22,245

Loss before income taxes			$(14,599)

Depreciation and amortization	$11,849	$22,066	$33,915
Capital expenditures	$6,859	$22,005	$28,864

PARTY CITY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share)

Geographic Segments

Export sales of metallic balloons of $22,023, $20,140, $10,196, and $11,517 during the year ended December 31, 2014, December 31, 2013, the period from July 28, 2012 to December 31, 2012, and the period from January 1, 2012 to July 27, 2012, respectively, are included in domestic sales below. Intercompany sales between geographic areas primarily consist of sales of finished goods and are generally made at cost plus a share of operating profit.

The Company’s geographic area data are as follows:

	Domestic	Foreign	Eliminations	Consolidated
Year Ended December 31, 2014 (Successor)
Revenues:
Net sales to unaffiliated customers	$1,930,270	$321,319	$0	$2,251,589
Net sales between geographic areas	44,903	75,462	(120,365)	0

Net sales	1,975,173	396,781	(120,365)	2,251,589
Royalties and franchise fees	19,668	0	0	19,668

Total revenues	$1,994,841	$396,781	$(120,365)	$2,271,257

Income from operations	$236,492	$6,647	$0	$243,139

Interest expense, net				123,277
Other expense, net				5,891

Income before income taxes				$113,971

Depreciation and amortization	$77,445	$5,445		$82,890

Total long-lived assets (excluding goodwill, trade names and other intangible assets, net)	$271,610	$23,733		$295,343

Total assets	$3,390,767	$324,817	$(341,191)	$3,374,393

	Domestic	Foreign	Eliminations	Consolidated
Year Ended December 31, 2013 (Successor)
Revenues:
Net sales to unaffiliated customers	$1,756,375	$269,897	$0	$2,026,272
Net sales between geographic areas	34,146	54,996	(89,142)	0

Net sales	1,790,521	324,893	(89,142)	2,026,272
Royalties and franchise fees	18,841	0	0	18,841

Total revenues	$1,809,362	$324,893	$(89,142)	$2,045,113

Income from operations	$159,481	$2,121	$0	$161,602

Interest expense, net				129,826
Other expense, net				18,478

Income before income taxes				$13,298

Depreciation and amortization	$89,840	$4,784		$94,624

Total long-lived assets (excluding goodwill, trade names and other intangible assets, net)	$269,288	$22,935		$292,223

Total assets	$3,347,666	$318,971	$(347,063)	$3,319,574

PARTY CITY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share)

	Domestic	Foreign	Eliminations	Consolidated
Period from July 28 to December 31, 2012 (Successor)
Revenues:
Net sales to unaffiliated customers	$848,303	$116,027	$0	$964,330
Net sales between geographic areas	16,298	19,136	(35,434)	0

Net sales	864,601	135,163	(35,434)	964,330
Royalties and franchise fees	9,312	0	0	9,312

Total revenues	$873,913	$135,163	$(35,434)	$973,642

Income from operations	$54,333	$2,652	$(236)	$56,749

Interest expense, net				62,062
Other expense, net				1,593

Loss before income taxes				$(6,906)

Depreciation and amortization	$47,906	$1,931		$49,837

	Domestic	Foreign	Eliminations	Consolidated
Period from January 1 to July 27, 2012 (Predecessor)
Revenues:
Net sales to unaffiliated customers	$808,171	$122,732	$0	$930,903
Net sales between geographic areas	18,484	15,998	(34,482)	0

Net sales	826,655	138,730	(34,482)	930,903
Royalties and franchise fees	9,281	0	0	9,281

Total revenues	$835,936	$138,730	$(34,482)	$940,184

Income (loss) from operations	$53,679	$(3,261)	$(802)	$49,616

Interest expense, net				41,970
Other expense, net				22,245

Loss before income taxes				$(14,599)

Depreciation and amortization	$31,462	$2,453		$33,915

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

The following table sets forth our historical revenues, gross profit, income (loss) from operations, net income (loss) and net income (loss) attributable to Party City Holdings Inc. for each of the following periods:

	For the Three Months Ended,
2014:	March 31,		June 30,	September 30,	December 31,
Revenues:
Net sales	$429,220		$487,182	$538,671	$796,516
Royalties and franchise fees	3,767		4,392	3,990	7,519
Gross profit	154,839		182,664	184,146	354,234
Income from operations	15,903		40,305	28,778	158,153
Net (loss) income	(14,786	) (a)	7,589	(647)	78,610

	For the Three Months Ended,
2013:	March 31,		June 30,	September 30,	December 31,
Revenues:
Net sales	$397,655		$441,976	$483,585	$703,056
Royalties and franchise fees	3,893		4,253	3,815	6,880
Gross profit	130,457		154,599	160,902	321,126
Income from operations	4,171		14,598	10,737	132,096	(b)
Net (loss) income	(27,100	) (a)	(12,525)	(10,552)	62,975	(b)
Net (loss) income attributable to Party City Holdings Inc.	(27,213	) (a)	(12,591)	(10,597)	62,975	(b)

(a)	As a result of amendments to the Term Loan Credit Agreement during the first quarters of 2014 and 2013, the Company recorded $4,396 and $12,295, respectively, in other expense, net. See Note 8 for further discussion.
(b)	Includes a $7,500 impairment charge for the Halloween City trade name (see Note 6).

PARTY CITY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share)

Note 17 — Fair Value Measurements

The provisions of ASC Topic 820, “Fair Value Measurement”, define fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 established a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The following table shows assets and liabilities as of December 31, 2014 that are measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total as of December 31, 2014
Derivative assets	$0	$0	$0	$0
Derivative liabilities	0	476	0	476

The following table shows assets and liabilities as of December 31, 2013 that are measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total as of December 31, 2013
Derivative assets	$0	$0	$0	$0
Derivative liabilities	0	597	0	597

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record other assets and liabilities at fair value on a nonrecurring basis, generally as a result of impairment charges. The carrying amounts for cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximated fair value at December 31, 2014 because of the short-term maturities of the instruments and/or their variable rates of interest.

The carrying amount and fair value of the Company’s borrowings under the Term Loan Credit Agreement and Senior Notes are as follows:

	December 31, 2014
	Carrying Amount	Fair Value
Term Loan Credit Agreement	$1,089,242	$1,079,231
Senior Notes	700,000	756,000

The fair values of the Term Loan Credit Agreement and the Senior Notes represent Level 2 fair value measurements as the debt instruments trade in inactive markets. The carrying amounts for other long-term debt approximated fair value at December 31, 2014 based on the discounted future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturity.

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

Interest Rate Risk Management

As part of the Company’s risk management strategy, the Company periodically uses interest rate swap agreements to hedge the variability of cash flows on floating rate debt obligations. Accordingly, interest rate swap agreements are reflected in the consolidated balance sheets at fair value and the related gains and losses on these contracts are deferred in stockholder’s equity and recognized in interest expense over the same period in which the related interest payments being hedged are recognized in income. The fair value of an interest rate swap agreement is the estimated amount that the counterparty would receive or pay to terminate the swap agreement at the reporting date, taking into account current interest rates and the current creditworthiness of the swap counterparty. The Company did not utilize interest rate swap agreements during the years ended December 31, 2014, December 31, 2013 or December 31, 2012.

Foreign Exchange Risk Management

A portion of the Company’s cash flows is derived from transactions denominated in foreign currencies. In order to reduce the uncertainty of foreign exchange rate movements on transactions denominated in foreign currencies, including the British Pound Sterling, the Canadian Dollar, the Euro, the Malaysian Ringgit, and the Australian Dollar, the Company enters into foreign exchange contracts with major international financial institutions. These forward contracts, which typically mature within one year, are designed to hedge anticipated foreign currency transactions, primarily inventory purchases and sales. For contracts that qualify for hedge accounting, the terms of the foreign exchange contracts are such that cash flows from the contracts should be highly effective in offsetting the expected cash flows from the underlying forecasted transactions.

The foreign currency exchange contracts are reflected in the consolidated balance sheets at fair value. The fair value of the foreign currency exchange contracts is the estimated amount that the counterparties would receive or pay to terminate the foreign currency exchange contracts at the reporting date, taking into account current foreign exchange spot rates. At December 31, 2014 and 2013, the Company had foreign currency exchange contracts that qualified for hedge accounting. No components of these agreements were excluded in the measurement of hedge effectiveness. As these hedges are 100% effective, there is no current impact on earnings due to hedge ineffectiveness. The Company anticipates that substantially all unrealized gains and losses in accumulated other comprehensive income (loss) related to these foreign currency exchange contracts will be reclassified into earnings by June 2015.

PARTY CITY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share)

The following table displays the fair values of the Company’s derivatives at December 31, 2014 and December 31, 2013:

	Derivative Assets						Derivative Liabilities
	Balance Sheet Line		Fair Value	Balance Sheet Line		Fair Value	Balance Sheet Line		Fair Value	Balance Sheet Line		Fair Value
Derivative Instrument	December 31, 2014			December 31, 2013			December 31, 2014			December 31, 2013

Foreign Exchange Contracts		(a) PP	$0		(a) PP	$0		(b) AE	$476		(b) AE	$597

(a)	PP = Prepaid expenses and other current assets
(b)	AE = Accrued expenses

The following table displays the notional amounts of the Company’s derivatives at December 31, 2014 and December 31, 2013:

Derivative Instrument	December 31, 2014	December 31, 2013

Foreign Exchange Contracts	$8,900	$33,250

PARTY CITY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share)

Note 19 — Changes in Accumulated Other Comprehensive (Loss) Income

The changes in accumulated other comprehensive (loss) income attributable to Party City Holdings Inc. consisted of the following:

	Year Ended December 31, 2014
	Foreign Currency Adjustments	Impact of Foreign Exchange Contracts, Net of Taxes	Total, Net of Taxes
Balance at December 31, 2013	$5,738	$(330)	$5,408
Other comprehensive (loss) income before reclassifications, net of income tax	(18,707)	336	(18,371)
Amounts reclassified from accumulated other comprehensive income (loss) to the consolidated statement of operations and comprehensive income, net of income tax	0	228	228

Net current-period other comprehensive (loss) income	(18,707)	564	(18,143)

Balance at December 31, 2014	$(12,969)	$234	$(12,735)

	Year Ended December 31, 2013
	Foreign Currency Adjustments	Impact of Foreign Exchange Contracts, Net of Taxes	Total, Net of Taxes
Balance at December 31, 2012	$6,425	$(225)	$6,200
Other comprehensive loss before reclassifications, net of income tax	(48)	(306)	(354)
Amounts reclassified from accumulated other comprehensive income (loss) to the consolidated statement of operations and comprehensive income, net of income tax	0	201	201

Net current-period other comprehensive loss	(48)	(105)	(153)

Acquisition of noncontrolling interest	(639)	0	(639)

Balance at December 31, 2013	$5,738	$(330)	$5,408

PARTY CITY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share)

Note 20 — Condensed Consolidating Financial Information

Borrowings under the Company’s ABL Facility, the Term Loan Credit Agreement and the Senior Notes are guaranteed jointly and severally, fully and unconditionally, by the following 100%-owned domestic subsidiaries of the Company (collectively, “the Guarantors”):

•	Amscan Inc.

•	Am-Source, LLC

•	Anagram Eden Prairie Property Holdings LLC

•	Anagram International, Inc.

•	Anagram International Holdings, Inc.

•	Party City Corporation

•	Trisar, Inc.

•	U.S. Balloon Manufacturing Co., Inc.

Non-guarantor subsidiaries (collectively, “Non-guarantors”) include the following:

•	Amscan Asia International Ltd.

•	Amscan de Mexico, S.A. de C.V.

•	Amscan Distributors (Canada) Ltd.

•	Amscan Europe GmbH

•	Amscan Holdings Limited

•	Amscan International Ltd.

•	Amscan Japan Co., Ltd.

•	Amscan Party Goods Pty. Ltd.

•	Amscan Partyartikel GmbH

•	Anagram Espana, S.L.

•	Anagram France S.C.S.

•	Anagram International Inc.

•	Christy’s Asia, Ltd.

•	Christy’s By Design, Ltd.

•	Christy’s Dressup, Ltd.

•	Christy’s Garments and Accessories, Ltd.

•	Convergram de Mexico S. de R.L.

•	Delights Ltd.

•	Everts International, Ltd.

•	Everts Malaysia SDN BHD

•	Party City Canada Inc.

•	Party Delights Ltd.

•	Riethmueller (Polska) Sp z.o.o.

The following information presents condensed consolidating balance sheets at December 31, 2014 and 2013, the condensed consolidating statements of operations and comprehensive income (loss) for the year ended December 31, 2014, the year ended December 31, 2013, and the periods from July 28, 2012 to December 31, 2012 and January 1, 2012 to July 27, 2012, and the related condensed consolidating statements of cash flows for the year ended December 31, 2014, the year ended December 31, 2013, and the periods from July 28, 2012 to December 31, 2012 and January 1, 2012 to July 27, 2012, for the combined Guarantors and the combined Non-guarantors, together with the elimination entries necessary to consolidate the entities comprising the combined companies.

PARTY CITY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2014

(Dollars in thousands, except per share)

	PCHI	Combined Guarantors	Combined Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$0	$28,185	$18,966	$0	$47,151
Accounts receivable, net	0	89,596	51,067	0	140,663
Inventories, net	0	514,689	67,541	0	582,230
Prepaid expenses and other current assets	0	68,995	6,408	0	75,403

Total current assets	0	701,465	143,982	0	845,447
Property, plant and equipment, net	0	225,055	23,629	0	248,684
Goodwill	0	1,486,579	70,671	0	1,557,250
Trade names	0	556,000	13,343	0	569,343
Other intangible assets, net	0	105,568	1,442	0	107,010
Investment in and advances to consolidated subsidiaries	790,593	0	387	(790,980)	0
Due from affiliates	1,445,009	114,278	71,259	(1,630,546)	0
Other assets, net	32,983	11,567	104	2,005	46,659

Total assets	$2,268,585	$3,200,512	$324,817	$(2,419,521)	$3,374,393

LIABILITIES, REDEEMABLE COMMON SECURITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Loans and notes payable	$23,975	$0	$1,361	$0	$25,336
Accounts payable	0	113,614	32,072	0	145,686
Accrued expenses	30,644	108,105	15,364	0	154,113
Income taxes payable	(39,693)	73,302	1,061	0	34,670
Due to affiliates	0	1,523,573	105,355	(1,628,928)	0
Current portion of long-term obligations	7,250	4,999	0	0	12,249

Total current liabilities	22,176	1,823,593	155,213	(1,628,928)	372,054
Long-term obligations, excluding current portion	1,394,724	385,480	63	0	1,780,267
Deferred income tax liabilities	0	313,818	379	0	314,197
Deferred rent and other long-term liabilities	0	52,694	3,496	0	56,190

Total liabilities	1,416,900	2,575,585	159,151	(1,628,928)	2,522,708

Redeemable common securities	35,062	0	0	0	35,062

Commitments and contingencies

Stockholder’s equity:
Common Stock	0	0	308	(308)	0
Additional paid-in capital	751,662	385,487	163,402	(548,889)	751,662
Retained earnings	77,696	239,440	14,691	(254,131)	77,696
Accumulated other comprehensive loss	(12,735)	0	(12,735)	12,735	(12,735)

Total stockholder’s equity	816,623	624,927	165,666	(790,593)	816,623

Total liabilities, redeemable common securities and stockholder’s equity	$2,268,585	$3,200,512	$324,817	$(2,419,521)	$3,374,393

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

PARTY CITY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

Year Ended December 31, 2014 (Successor)

(Dollars in thousands, except per share)

	PCHI	Combined Guarantors	Combined Non- Guarantors	Eliminations	Consolidated
Revenues:
Net sales	$0	$1,975,173	$396,781	$(120,365)	$2,251,589
Royalties and franchise fees	0	19,668	0	0	19,668

Total revenues	0	1,994,841	396,781	(120,365)	2,271,257

Expenses:
Cost of sales	0	1,184,170	311,901	(120,365)	1,375,706
Wholesale selling expenses	0	42,070	31,840	0	73,910
Retail operating expenses	0	374,760	22,350	0	397,110
Franchise expenses	0	14,281	0	0	14,281
General and administrative expenses	0	123,678	24,043	0	147,721
Art and development costs	0	19,390	0	0	19,390

Total expenses	0	1,758,349	390,134	(120,365)	2,028,118

Income from operations	0	236,492	6,647	0	243,139

Interest expense, net	104,391	18,790	96	0	123,277
Other expense (income), net	2,887	10,488	(7,484)	0	5,891

(Loss) income before income taxes	(107,278)	207,214	14,035	0	113,971

Income tax (benefit) expense	(39,693)	78,436	4,462	0	43,205
Equity based income from subsidiaries	138,351	0	0	(138,351)	0

Net income	$70,766	$128,778	$9,573	$(138,351)	$70,766

Other comprehensive loss, net of tax:
Foreign currency adjustments	$(18,707)	$0	$(18,707)	$18,707	$(18,707)
Cash flow hedges, net	564	0	564	(564)	564

Other comprehensive loss, net	(18,143)	0	(18,143)	18,143	(18,143)

Comprehensive income (loss)	$52,623	$128,778	$(8,570)	$(120,208)	$52,623

PARTY CITY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

Year Ended December 31, 2013 (Successor)

(Dollars in thousands, except per share)

	PCHI	Combined Guarantors	Combined Non- Guarantors	Eliminations	Consolidated
Revenues:
Net sales	$0	$1,790,521	$324,893	$(89,142)	$2,026,272
Royalties and franchise fees	0	18,841	0	0	18,841

Total revenues	0	1,809,362	324,893	(89,142)	2,045,113

Expenses:
Cost of sales	0	1,096,659	251,671	(89,142)	1,259,188
Wholesale selling expenses	0	40,435	27,667	0	68,102
Retail operating expenses	0	352,149	17,847	0	369,996
Franchise expenses	0	13,320	0	0	13,320
General and administrative expenses	0	121,030	25,064	0	146,094
Art and development costs	0	18,788	523	0	19,311
Impairment of trade name	0	7,500	0	0	7,500

Total expenses	0	1,649,881	322,772	(89,142)	1,883,511

Income from operations	0	159,481	2,121	0	161,602

Interest expense, net	108,964	20,315	547	0	129,826
Other expense (income), net	12,510	10,819	(4,851)	0	18,478

(Loss) income before income taxes	(121,474)	128,347	6,425	0	13,298

Income tax (benefit) expense	(44,946)	42,731	2,715	0	500
Equity based income from subsidiaries	89,326	0	0	(89,326)	0

Net income	12,798	85,616	3,710	(89,326)	12,798
Less: net income attributable to noncontrolling interests	224	0	224	(224)	224

Net income attributable to Party City Holdings Inc.	$12,574	$85,616	$3,486	$(89,102)	$12,574

Other comprehensive loss, net of tax:
Foreign currency adjustments	$(71)	$0	$(71)	$71	$(71)
Cash flow hedges, net	(105)	0	(108)	108	(105)

Other comprehensive loss, net	(176)	0	(179)	179	(176)

Comprehensive income	12,622	85,616	3,531	(89,147)	12,622
Less: comprehensive income attributable to noncontrolling interests	201	0	201	(201)	201

Comprehensive income attributable to Party City Holdings Inc.	$12,421	$85,616	$3,330	$(88,946)	$12,421

PARTY CITY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

Period from July 28, 2012 to December 31, 2012 (Successor)

(Dollars in thousands, except per share)

	PCHI	Combined Guarantors	Combined Non- Guarantors	Eliminations	Consolidated
Revenues:
Net sales	$0	$864,601	$135,163	$(35,434)	$964,330
Royalties and franchise fees	0	9,312	0	0	9,312

Total revenues	0	873,913	135,163	(35,434)	973,642

Expenses:
Cost of sales	0	569,177	102,667	(35,434)	636,410
Wholesale selling expenses	0	17,355	10,741	0	28,096
Retail operating expenses	0	164,091	8,077	0	172,168
Franchise expenses	0	6,128	0	0	6,128
General and administrative expenses	0	55,212	10,678	0	65,890
Art and development costs	0	7,853	348	0	8,201

Total expenses	0	819,816	132,511	(35,434)	916,893

Income from operations	0	54,097	2,652	0	56,749

Interest expense, net	51,151	10,560	351	0	62,062
Other expense (income), net	443	2,126	(976)	0	1,593

(Loss) income before income taxes	(51,594)	41,411	3,277	0	(6,906)

Income tax (benefit) expense	(19,090)	16,359	1,409	0	(1,322)
Equity based income from subsidiaries	26,920	0	0	(26,920)	0

Net (loss) income	(5,584)	25,052	1,868	(26,920)	(5,584)
Less: net income attributable to noncontrolling interests	60	0	60	(60)	60

Net (loss) income attributable to Party City Holdings Inc.	$(5,644)	$25,052	$1,808	$(26,860)	$(5,644)

Other comprehensive income, net of tax:
Foreign currency adjustments	$6,481	$0	$5,594	$(5,594)	$6,481
Cash flow hedges, net	(225)	0	(225)	225	(225)

Other comprehensive income, net	6,256	0	5,369	(5,369)	6,256

Comprehensive income	672	25,052	7,237	(32,289)	672
Less: comprehensive income attributable to noncontrolling interests	116	0	116	(116)	116

Comprehensive income attributable to Party City Holdings Inc.	$556	$25,052	$7,121	$(32,173)	$556

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

PARTY CITY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2014 (Successor)

(Dollars in thousands, except per share)

	PCHI	Combined Guarantors	Combined Non- Guarantors	Eliminations	Consolidated
Cash flows provided by operating activities:
Net income	$70,766	$128,778	$9,573	$(138,351)	$70,766

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	0	77,445	5,445	0	82,890
Amortization of deferred financing costs	10,532	3,063	0	0	13,595
Provision (credit) for doubtful accounts	0	2,667	(884)	0	1,783
Deferred income tax benefit	0	(8,679)	(220)	0	(8,899)
Deferred rent	0	12,805	1,613	0	14,418
Undistributed loss in unconsolidated joint venture	0	1,556	0	0	1,556
Impairment of fixed assets	0	1,012	0	0	1,012
Loss (gain) on disposal of equipment	0	2,316	(6)	0	2,310
Equity based income from subsidiaries	(138,351)	0	0	138,351	0
Equity based compensation	0	1,583	0	0	1,583

Changes in operating assets and liabilities, net of effects of acquired businesses:
Decrease (increase) in accounts receivable	0	1,240	(8,442)	0	(7,202)
Increase in inventories	0	(47,117)	(8,668)	0	(55,785)
(Increase) decrease in prepaid expenses and other current assets	0	(179)	7,429	0	7,250
Increase (decrease) in accounts payable, accrued expenses and income taxes payable	116,187	(87,018)	13,628	0	42,797

Net cash provided by operating activities	59,134	89,472	19,468	0	168,074

Cash flows used in investing activities:
Cash paid in connection with acquisitions, net of cash acquired	(10,265)	(2,112)	0	0	(12,377)
Capital expenditures	0	(69,354)	(8,887)	0	(78,241)
Proceeds from disposal of property and equipment	0	470	516	0	986

Net cash used in investing activities	(10,265)	(70,996)	(8,371)	0	(89,632)

Cash flows (used in) provided by financing activities:
Repayments of loans, notes payable and long-term obligations	(971,520)	(402,065)	(432)	0	(1,374,017)
Proceeds from loans, notes payable and long-term obligations	953,535	395,010	652	0	1,349,197
Excess tax benefit from stock options	0	582	0	0	582
Exercise of stock options of Party City Holdco	1,080	0	0	0	1,080
Distribution to Parent	(31,816)	0	0	0	(31,816)
Debt issuance costs	(148)	0	0	0	(148)

Net cash (used in) provided by financing activities	(48,869)	(6,473)	220	0	(55,122)
Effect of exchange rate changes on cash and cash equivalents	0	0	(1,656)	0	(1,656)

Net increase in cash and cash equivalents	0	12,003	9,661	0	21,664
Cash and cash equivalents at beginning of period	0	16,182	9,305	0	25,487

Cash and cash equivalents at end of period	$0	$28,185	$18,966	$0	$47,151

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

SCHEDULE II

PARTY CITY HOLDINGS INC.

VALUATION AND QUALIFYING ACCOUNTS

The Year Ended December 31, 2014, the Year Ended December 31, 2013, the Period from July 28, 2012 to December 31, 2012, and the Period from January 1, 2012 to July 27, 2012

(Dollars in thousands)

	Beginning Balance	Write-Offs	Additions	Ending Balance

Allowance for Doubtful Accounts:
For the period from January 1, 2012 to July 27, 2012 (Predecessor)	$3,877	$738	$644	$3,783
For the period from July 28, 2012 to December 31, 2012 (Successor)	0	95	801	706
For the year ended December 31, 2013 (Successor)	706	423	1,079	1,362
For the year ended December 31, 2014 (Successor)	1,362	256	1,783	2,889

Sales Returns and Allowances:
For the period from January 1, 2012 to July 27, 2012 (Predecessor)	$598	$37,031	$37,118	$685
For the period from July 28, 2012 to December 31, 2012 (Successor)	0	39,085	39,456	371
For the year ended December 31, 2013 (Successor)	371	81,692	81,647	326
For the year ended December 31, 2014 (Successor)	326	83,750	83,950	526