Form 10-Q
period 2015-03-31
Party City Holdings Inc.
filed 2015-05-15
CIK 1340554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 15, 2015, 100.00 shares of the Registrant’s common stock were outstanding. The Registrant’s common stock is not publicly traded.

PARTY CITY HOLDINGS INC.

Form 10-Q

March 31, 2015

PARTY CITY HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2015	December 31, 2014
	(Note 2) (Unaudited)	(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$35,776	$47,151
Accounts receivable, net	126,362	140,663
Inventories, net	575,556	582,230
Prepaid expenses and other current assets	76,348	75,403

Total current assets	814,042	845,447
Property, plant and equipment, net	244,419	248,684
Goodwill	1,562,531	1,557,250
Trade names	568,742	569,343
Other intangible assets, net	102,090	107,010
Other assets, net	50,648	46,659

Total assets	$3,342,472	$3,374,393

LIABILITIES, REDEEMABLE COMMON SECURITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Loans and notes payable	$133,975	$25,336
Accounts payable	91,109	145,686
Accrued expenses	130,021	154,113
Income taxes payable	0	34,670
Current portion of long-term obligations	12,185	12,249

Total current liabilities	367,290	372,054
Long-term obligations, excluding current portion	1,777,922	1,780,267
Deferred income tax liabilities	313,475	314,197
Deferred rent and other long-term liabilities	62,862	56,190

Total liabilities	2,521,549	2,522,708
Redeemable common securities	40,955	35,062
Commitments and contingencies
Stockholder’s equity:
Common stock (100.0 shares issued and outstanding at March 31, 2015 and December 31, 2014)	0	0
Additional paid-in capital	746,165	751,662
Retained earnings	58,865	77,696
Accumulated other comprehensive loss	(25,062)	(12,735)

Total stockholder’s equity	779,968	816,623

Total liabilities, redeemable common securities and stockholder’s equity	$3,342,472	$3,374,393

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2015	2014
Revenues:
Net sales	$458,195	$429,220
Royalties and franchise fees	3,910	3,767

Total revenues	462,105	432,987
Expenses:
Cost of sales	294,274	274,381
Wholesale selling expenses	17,125	18,188
Retail operating expenses	80,314	80,286
Franchise expenses	3,459	3,365
General and administrative expenses	37,652	36,093
Art and development costs	5,277	4,771

Total expenses	438,101	417,084

Income from operations	24,004	15,903
Interest expense, net	30,330	31,269
Other (income) expense, net	(1,421)	6,649

Loss before income taxes	(4,905)	(22,015)
Income tax benefit	(1,387)	(7,229)

Net loss	$(3,518)	$(14,786)

Comprehensive loss	$(15,845)	$(15,419)

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

(Unaudited)

(In thousands, except share data)

	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholder’s Equity
Balance at December 31, 2014	100.00	$0	$751,662	$77,696	$(12,735)	$816,623
Net loss				(3,518)		(3,518)
Equity based compensation			396			396
Distribution to Parent				(15,313)		(15,313)
Adjustment of Party City Holdco redeemable common shares			(5,893)			(5,893)
Foreign currency adjustments					(13,359)	(13,359)
Impact of foreign exchange contracts, net of taxes					1,032	1,032

Balance at March 31, 2015	100.00	$0	$746,165	$58,865	$(25,062)	$779,968

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows used in operating activities:
Net loss	$(3,518)	$(14,786)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	20,151	20,972
Amortization of deferred financing costs and original issuance discount	2,581	5,725
Provision for doubtful accounts	682	120
Deferred income tax expense (benefit)	258	(3,474)
Deferred rent	1,405	2,689
Undistributed (income) loss in unconsolidated joint venture	(91)	583
(Gain) loss on sale of assets	(2,660)	498
Equity based compensation	396	396
Changes in operating assets and liabilities, net of effects of acquired businesses:
Decrease in accounts receivable	13,811	17,050
Decrease (increase) in inventories	4,280	(1,438)
Increase in prepaid expenses and other current assets	(513)	(5,280)
Decrease in accounts payable, accrued expenses and income taxes payable	(112,590)	(100,281)

Net cash used in operating activities	(75,808)	(77,226)
Cash flows used in investing activities:
Cash paid in connection with acquisitions, net of cash acquired	(8,253)	(2,152)
Capital expenditures	(12,715)	(13,656)
Proceeds from disposal of property and equipment	11	504

Net cash used in investing activities	(20,957)	(15,304)
Cash flows provided by financing activities:
Repayment of loans, notes payable and long-term obligations	(27,431)	(1,140,295)
Proceeds from loans, notes payable and long-term obligations	133,100	1,241,120
Cash held in escrow in connection with acquisitions	(3,832)	0
Exercise of stock options of Party City Holdco Inc.	0	805
Distribution to Parent	(15,313)	(16,503)
Debt issuance costs	0	(148)

Net cash provided by financing activities	86,524	84,979
Effect of exchange rate changes on cash and cash equivalents	(1,134)	184

Net decrease in cash and cash equivalents	(11,375)	(7,367)
Cash and cash equivalents at beginning of period	47,151	25,487

Cash and cash equivalents at end of period	$35,776	$18,120

Supplemental disclosure of cash flow information:
Cash paid during the period
Interest	$43,479	$47,488
Income taxes, net of refunds	$32,471	$14,752

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share and per share amounts)

Note 1 – Description of Business

Party City Holdings Inc. (the “Company” or “PCHI”) is the leading party goods retailer, by revenue, in North America and, we believe, the largest vertically integrated supplier of decorated party goods globally by revenue. The Company is a popular one-stop shopping destination for party supplies, balloons, and costumes. In addition to being a great retail brand, the Company is a global, world-class organization that combines state-of-the-art manufacturing and sourcing operations, and sophisticated wholesale operations with a multi-channel retailing strategy that includes the Party City brick and mortar and e-commerce retail operations. The Company is the leading player in its category, vertically integrated and unique in its breadth and depth. PCHI designs, manufactures, sources and distributes party goods, including paper and plastic tableware, metallic and latex balloons, Halloween and other costumes, accessories, novelties, gifts and stationery throughout the world. The Company’s retail operations include approximately 900 specialty retail party supply stores in the United States and Canada, operating under the names Party City and Halloween City, and e-commerce websites, principally through the domain name PartyCity.com. PCHI also franchises both individual stores and franchise areas throughout the United States and Puerto Rico, principally under the name Party City.

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

The majority of our retail operations define a fiscal year (“Fiscal Year”) as the 52-week period or 53-week period ended on the Saturday nearest December 31st of each year and define fiscal quarters (“Fiscal Quarter”) as the four interim 13-week periods following the end of the previous Fiscal Year, except in the case of a 53-week Fiscal Year when the fourth Fiscal Quarter is extended to 14 weeks. The condensed consolidated financial statements of the Company combine the Fiscal Quarters of our retail operations with the calendar quarters of our wholesale operations. The Company has determined the differences between the retail operation’s Fiscal Year and Fiscal Quarters and the calendar year and calendar quarters to be insignificant.

Operating results for interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2015. Our business is subject to substantial seasonal variations as our retail segment has realized a significant portion of its net sales, cash flows and net income in the fourth quarter of each year, principally due to its Halloween season sales in October and, to a lesser extent, other year-end holiday sales. We expect that this general pattern will continue. Our results of operations may also be affected by industry factors that may be specific to a particular period such as movement in and the general level of raw material costs. For further information see the consolidated financial statements, and notes thereto, included in the Company’s Annual Report for the year ended December 31, 2014, as filed with the Securities and Exchange Commission.

PARTY CITY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands, except share and per share amounts)

Recently Issued Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, “Simplifying the Presentation of Debt Issuance Costs”. The pronouncement will be effective for the Company during the first quarter of 2016. It will require companies to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of such debt liability. As of March 31, 2015 and December 31, 2014, the Company had $35,794 and $37,787, respectively, of debt issuance costs recorded in “other assets” on the Company’s condensed consolidated balance sheet.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The pronouncement contains a five-step model which replaces most existing revenue recognition guidance. Currently, the update is effective for the Company during the first quarter of 2017. However, the FASB has proposed delaying the standard by a year, with early adoption permitted. The pronouncement can be applied retrospectively to prior reporting periods or through a cumulative-effect adjustment as of the date of adoption. The Company is in the process of evaluating the impact of the pronouncement on the Company’s consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. The update changed the criteria for reporting discontinued operations and enhanced disclosures related to disposals of components of an entity. The Company adopted the update during the three months ended March 31, 2015 and such adoption did not have a material impact on the Company’s consolidated financial statements.

Note 3 – Inventories

Inventories consisted of the following:

	March 31, 2015	December 31, 2014
Finished goods	$543,539	$550,975
Raw materials	22,056	22,093
Work in process	9,961	9,162

	$575,556	$582,230

Inventories are valued at the lower of cost or market. The Company determines the cost of inventory at its retail stores using the weighted average method. Other inventory cost is principally determined using the first-in, first-out method.

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

PARTY CITY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands, except share and per share amounts)

Note 4 – Income Taxes

The income tax benefit for the three months ended March 31, 2015 was determined based upon the Company’s estimated consolidated effective income tax rate for the year ending December 31, 2015. The difference between the estimated consolidated effective income tax rate for the year ending December 31, 2015 and the U.S. federal statutory rate is primarily attributable to unrecognized foreign tax credits and state income taxes, partially offset by a foreign rate differential and available domestic manufacturing deductions.

Note 5 – Changes in Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss consisted of the following:

	Three Months Ended March 31, 2015
	Foreign Currency Adjustments	Impact of Foreign Exchange Contracts, Net of Taxes	Total, Net of Taxes
Balance at December 31, 2014	$(12,969)	$234	$(12,735)
Other comprehensive (loss) income before reclassifications, net of income tax	(13,359)	1,198	(12,161)
Amounts reclassified from accumulated other comprehensive loss to the condensed consolidated statement of operations and comprehensive loss, net of income tax	0	(166)	(166)

Net current-period other comprehensive (loss) income	(13,359)	1,032	(12,327)

Balance at March 31, 2015	$(26,328)	$1,266	$(25,062)

	Three Months Ended March 31, 2014
	Foreign Currency Adjustments	Impact of Foreign Exchange Contracts, Net of Taxes	Total, Net of Taxes
Balance at December 31, 2013	$5,738	$(330)	$5,408
Other comprehensive loss before reclassifications, net of income tax	(627)	(55)	(682)
Amounts reclassified from accumulated other comprehensive income to the condensed consolidated statement of operations and comprehensive loss, net of income tax	0	49	49

Net current-period other comprehensive loss	(627)	(6)	(633)

Balance at March 31, 2014	$5,111	$(336)	$4,775

PARTY CITY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands, except share and per share amounts)

Note 6 – Capital Stock

At March 31, 2015, the Company’s authorized capital stock consisted of 100.00 shares of $0.01 par value common stock.

Under the terms of Party City Holdco’s stockholders’ agreement, dated July 27, 2012, employee stockholders who died or became disabled while employed could have required Party City Holdco to purchase all of the shares held by the employee stockholders. The aggregate amount that would have been payable by the Company to current employee stockholders should they have died or become disabled while employed, based on the estimated fair market value of fully paid and vested common securities, totaled $40,955 and $35,062 at March 31, 2015 and December 31, 2014, respectively, and was classified as redeemable common securities on the Company’s consolidated balance sheet, with a corresponding adjustment to additional paid-in capital. As there was no active market for Party City Holdco’s common stock, the Company estimated the fair value of the stock based on a valuation model, which was periodically substantiated by independent appraisals or third-party transactions, including acquisitions. The valuation model took into consideration the fact that Party City Holdco’s stock was not marketable as of March 31, 2015 and December 31, 2014. During April 2015, Party City Holdco consummated an initial public offering of its common stock and, at such time, the existing stockholders’ agreement was amended. In conjunction with such amendment, employee stockholders no longer have the ability to require Party City Holdco to purchase their shares in the event of death or disability. See Note 12 for further discussion of the initial public offering.

The changes in redeemable common securities during the three months ended March 31, 2015 were as follows:

Balance at December 31, 2014	$35,062
Adjustment of Party City Holdco common shares to fair value	5,893

Balance at March 31, 2015	$40,955

On August 1, 2013, PC Nextco issued $350,000 of 8.75% notes (“the Nextco Notes”). The Nextco Notes paid interest semiannually on February 15th and August 15th. Since PC Nextco has no assets or operations other than its investment in and income from the Company and its subsidiaries, interest payments for the Nextco Notes were funded by the Company. During the three months ended March 31, 2015 and 2014, the Company made distributions to its Parent, PC Intermediate, in the amounts of $15,313 and $16,503, respectively. PC Intermediate then distributed the funds to PC Nextco so that PC Nextco could make interest payments on the Nextco Notes. During April 2015, Party City Holdco consummated an initial public offering of its common stock and the proceeds were used to, among other things, fully redeem the Nextco Notes. See Note 12 for further discussion of the initial public offering.

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

The Company’s industry segment data for the three months ended March 31, 2015 and March 31, 2014 was as follows:

	Wholesale	Retail	Consolidated
Three Months Ended March 31, 2015
Revenues:
Net sales	$250,716	$313,272	$563,988
Royalties and franchise fees	0	3,910	3,910

Total revenues	250,716	317,182	567,898
Eliminations	(105,793)	0	(105,793)

Net revenues	$144,923	$317,182	$462,105

Income from operations	$12,669	$11,335	$24,004

Interest expense, net			30,330
Other income, net			(1,421)

Loss before income taxes			$(4,905)

	Wholesale	Retail	Consolidated
Three Months Ended March 31, 2014
Revenues:
Net sales	$232,491	$299,579	$532,070
Royalties and franchise fees	0	3,767	3,767

Total revenues	232,491	303,346	535,837
Eliminations	(102,850)	0	(102,850)

Net revenues	$129,641	$303,346	$432,987

Income from operations	$11,902	$4,001	$15,903

Interest expense, net			31,269
Other expense, net			6,649

Loss before income taxes			$(22,015)

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

The Company is an assignor with contingent lease liability for four stores sold to franchisees and other parties. The potential contingent lease obligations continue until the applicable leases expire in 2018. The maximum amount of the contingent lease obligations may vary, but is limited to the sum of the total amount due under the leases. At March 31, 2015, the maximum amount of the contingent lease obligations was approximately $870. Payment of such amount is contingent upon certain events occurring, which management has not assessed as probable or estimable at this time.

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

Interest Rate Risk Management

As part of the Company’s risk management strategy, the Company periodically uses interest rate swap agreements to hedge the variability of cash flows on floating rate debt obligations. Accordingly, interest rate swap agreements are reflected in the consolidated balance sheets at fair value and the related gains and losses on these contracts are deferred in stockholder’s equity and recognized in interest expense over the same period in which the related interest payments being hedged are recognized in income. The fair value of an interest rate swap agreement is the estimated amount that the counterparty would receive or pay to terminate the swap agreement at the reporting date, taking into account current interest rates and the current creditworthiness of the swap counterparty. The Company did not utilize interest rate swap agreements during the three months ended March 31, 2015 and March 31, 2014.

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

The foreign currency exchange contracts are reflected in the condensed consolidated balance sheets at fair value. The fair value of the foreign currency exchange contracts is the estimated amount that the counterparties would receive or pay to terminate the foreign currency exchange contracts at the reporting date, taking into account current foreign exchange spot rates. At March 31, 2015 and December 31, 2014, the Company had foreign currency exchange contracts that qualified for hedge accounting. No components of these agreements were excluded in the measurement of hedge effectiveness. As these hedges were 100% effective, there was no impact on earnings due to hedge ineffectiveness. The Company anticipates that substantially all unrealized gains and losses in accumulated other comprehensive loss related to these foreign currency exchange contracts will be reclassified into earnings by June 2017.

PARTY CITY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands, except share and per share amounts)

The following table displays the fair values of the Company’s derivatives at March 31, 2015 and December 31, 2014:

	Derivative Assets				Derivative Liabilities
	Balance Sheet Line	Fair Value	Balance Sheet Line	Fair Value	Balance Sheet Line	Fair Value	Balance Sheet Line	Fair Value
Derivative Instrument	March 31, 2015		December 31, 2014		March 31, 2015		December 31, 2014
Foreign Exchange Contracts	(a) PP	$2,143	(a) PP	$0	(b) AE	$632	(b) AE	$476

(a) PP = Prepaid expenses and other current assets
(b) AE = Accrued expenses

The following table displays the notional amounts of the Company’s derivatives at March 31, 2015 and December 31, 2014:

Derivative Instrument	March 31, 2015	December 31, 2014
Foreign Exchange Contracts	$40,602	$8,900

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

PARTY CITY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands, except share and per share amounts)

The following table shows assets and liabilities as of March 31, 2015 that are measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total as of March 31, 2015
Derivative assets	$0	$2,143	$0	$2,143
Derivative liabilities	0	632	0	632

The following table shows assets and liabilities as of December 31, 2014 that are measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total as of December 31, 2014
Derivative assets	$0	$0	$0	$0
Derivative liabilities	0	476	0	476

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record other assets and liabilities at fair value on a nonrecurring basis, generally as a result of impairment charges.

The carrying amounts for cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximated fair value at March 31, 2015 because of the short-term maturities of the instruments and/or their variable rates of interest.

The carrying amount and fair value of the Company’s borrowings under its $1,125,000 Term Loan Credit Agreement (“Term Loan Credit Agreement”) and its $700,000 Senior Notes (“Senior Notes”) are as follows:

	March 31, 2015
	Carrying Amount	Fair Value
Term Loan Credit Agreement	$1,087,052	$1,095,705
Senior Notes	700,000	756,000

The fair values of the Term Loan Credit Agreement and the Senior Notes represent Level 2 fair value measurements as the debt instruments trade in inactive markets.

The carrying amounts for other long-term debt approximated fair value at March 31, 2015 based on the discounted future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturity.

PARTY CITY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands, except share and per share amounts)

Note 11 – Long-Term Obligations

Long-term obligations consisted of the following:

	March 31, 2015	December 31, 2014
Term Loan Credit Agreement	$1,087,052	$1,089,242
Capital lease obligations	3,055	3,274
Senior Notes	700,000	700,000

Total long-term obligations	1,790,107	1,792,516
Less: current portion	(12,185)	(12,249)

Long-term obligations, excluding current portion	$1,777,922	$1,780,267

Note 12 – Subsequent Events

During April 2015, Party City Holdco, the indirect parent of the Company, consummated an initial public offering of its common stock. The estimated net proceeds of the offering, approximately $398,228 after underwriter fees and other expenses directly related to the offering, were used to, among other things, fully redeem the Nextco Notes and pay a management agreement termination fee to affiliates of Thomas H. Lee Partners, L.P. (“THL”) and Advent International Corporation (“Advent”).

PC Nextco paid $363,720 in order to redeem all $350,000 of the Nextco Notes as such redemption required both a 2% prepayment penalty, $7,000, and the payment of all accrued interest as of the redemption date, $6,720.

In 2012, the Company entered into a management agreement with THL and Advent under which THL and Advent provided advice to the Company on, among other things, financing, operations, acquisitions and dispositions. Under the agreement, THL and Advent were paid an annual management fee for such services. In connection with the initial public offering, the management agreement was terminated and the Company paid THL and Advent an aggregate termination fee of $30,691.

Additionally, in conjunction with the initial public offering, the existing stockholders’ agreement was amended and employee stockholders no longer have the ability to require Party City Holdco to purchase their shares in the event of death or disability. See Note 6 for further details.

PARTY CITY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands, except share and per share amounts)

Note 13 – Condensed Consolidating Financial Information

Borrowings under the Company’s $400,000 ABL Credit Agreement (“ABL Facility”), the Term Loan Credit Agreement and the Senior Notes are guaranteed jointly and severally, fully and unconditionally, by the following 100%-owned domestic subsidiaries of the Company (collectively, “the Guarantors”):

•	Amscan Inc.

•	Am-Source, LLC

•	Anagram Eden Prairie Property Holdings LLC

•	Anagram International, Inc.

•	Anagram International Holdings, Inc.

•	Party City Corporation

•	Trisar, Inc.

•	U.S. Balloon Manufacturing Co., Inc.

Non-guarantor subsidiaries (collectively, “Non-guarantors”) include the following:

•	Amscan Asia International Ltd.

•	Amscan de Mexico, S.A. de C.V.

•	Amscan Distributors (Canada) Ltd.

•	Amscan Europe GmbH

•	Amscan Holdings Limited

•	Amscan International Ltd.

•	Amscan Japan Co., Ltd.

•	Amscan Party Goods Pty. Ltd.

•	Amscan Partyartikel GmbH

•	Anagram Espana, S.L.

•	Anagram France S.C.S.

•	Anagram International Inc.

•	Christy’s Asia, Ltd.

•	Christy’s By Design, Ltd.

•	Christy’s Dressup, Ltd.

•	Christy’s Garments and Accessories, Ltd.

•	Convergram de Mexico S. de R.L.

•	Delights Ltd.

•	Everts International, Ltd.

•	Everts Malaysia SDN BHD

•	Party City Canada Inc.

•	Party Delights, Ltd.

•	Riethmueller (Polska) Sp z.o.o.

•	Travis Designs, Ltd.

The following information presents condensed consolidating balance sheets at March 31, 2015 and December 31, 2014, the condensed consolidating statements of operations and comprehensive loss for the three months ended March 31, 2015 and 2014 and the related condensed consolidating statements of cash flows for the three months ended March 31, 2015 and 2014, for PCHI, the combined Guarantors and the combined Non-guarantors, together with the elimination entries necessary to consolidate the entities.

PARTY CITY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

March 31, 2015

(Amounts in thousands)

	PCHI	Combined Guarantors	Combined Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$0	$11,850	$23,926	$0	$35,776
Accounts receivable , net	0	88,056	38,306	0	126,362
Inventories, net	0	505,818	69,738	0	575,556
Prepaid expenses and other current assets	0	68,049	8,299	0	76,348

Total current assets	0	673,773	140,269	0	814,042
Property, plant and equipment, net	0	222,573	21,846	0	244,419
Goodwill	0	1,488,265	74,266	0	1,562,531
Trade names	0	556,000	12,742	0	568,742
Other intangible assets, net	0	100,839	1,251	0	102,090
Investment in and advances to consolidated subsidiaries	802,370	0	387	(802,757)	0
Due from affiliates	1,527,421	127,969	67,984	(1,723,374)	0
Other assets, net	31,258	13,313	3,805	2,272	50,648

Total assets	$2,361,049	$3,182,732	$322,550	$(2,523,859)	$3,342,472

LIABILITIES, REDEEMABLE COMMON SECURITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Loans and notes payable	$133,975	$0	$0	$0	$133,975
Accounts payable	0	71,357	19,752	0	91,109
Accrued expenses	14,984	97,687	17,350	0	130,021
Income taxes payable	(9,393)	7,963	1,430	0	0
Due to affiliates	0	1,602,286	119,203	(1,721,489)	0
Current portion of long-term obligations	7,250	4,935	0	0	12,185

Total current liabilities	146,816	1,784,228	157,735	(1,721,489)	367,290
Long-term obligations, excluding current portion	1,393,310	384,556	56	0	1,777,922
Deferred income tax liabilities	0	313,118	357	0	313,475
Deferred rent and other long-term liabilities	0	55,856	7,006	0	62,862

Total liabilities	1,540,126	2,537,758	165,154	(1,721,489)	2,521,549
Redeemable common securities	40,955	0	0	0	40,955
Commitments and contingencies
Stockholder’s equity:
Common Stock	0	0	308	(308)	0
Additional paid-in capital	746,165	385,488	175,028	(560,516)	746,165
Retained earnings	58,865	259,486	7,122	(266,608)	58,865
Accumulated other comprehensive loss	(25,062)	0	(25,062)	25,062	(25,062)

Total stockholder’s equity	779,968	644,974	157,396	(802,370)	779,968
Total liabilities, redeemable common securities and Stockholder’s equity	$2,361,049	$3,182,732	$322,550	$(2,523,859)	$3,342,472

PARTY CITY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2014

(Amounts in thousands)

	PCHI	Combined Guarantors	Combined Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$0	$28,185	$18,966	$0	$47,151
Accounts receivable , net	0	89,596	51,067	0	140,663
Inventories, net	0	514,689	67,541	0	582,230
Prepaid expenses and other current assets	0	68,995	6,408	0	75,403

Total current assets	0	701,465	143,982	0	845,447
Property, plant and equipment, net	0	225,055	23,629	0	248,684
Goodwill	0	1,486,579	70,671	0	1,557,250
Trade names	0	556,000	13,343	0	569,343
Other intangible assets, net	0	105,568	1,442	0	107,010
Investment in and advances to consolidated subsidiaries	790,593	0	387	(790,980)	0
Due from affiliates	1,445,009	114,278	71,259	(1,630,546)	0
Other assets, net	32,983	11,567	104	2,005	46,659

Total assets	$2,268,585	$3,200,512	$324,817	$(2,419,521)	$3,374,393

LIABILITIES, REDEEMABLE COMMON SECURITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Loans and notes payable	$23,975	$0	$1,361	$0	$25,336
Accounts payable	0	113,614	32,072	0	145,686
Accrued expenses	30,644	108,105	15,364	0	154,113
Income taxes payable	(39,693)	73,302	1,061	0	34,670
Due to affiliates	0	1,523,573	105,355	(1,628,928)	0
Current portion of long-term obligations	7,250	4,999	0	0	12,249

Total current liabilities	22,176	1,823,593	155,213	(1,628,928)	372,054
Long-term obligations, excluding current portion	1,394,724	385,480	63	0	1,780,267
Deferred income tax liabilities	0	313,818	379	0	314,197
Deferred rent and other long-term liabilities	0	52,694	3,496	0	56,190

Total liabilities	1,416,900	2,575,585	159,151	(1,628,928)	2,522,708
Redeemable common securities	35,062	0	0	0	35,062
Commitments and contingencies
Stockholder’s equity:
Common Stock	0	0	308	(308)	0
Additional paid-in capital	751,662	385,487	163,402	(548,889)	751,662
Retained earnings	77,696	239,440	14,691	(254,131)	77,696
Accumulated other comprehensive loss	(12,735)	0	(12,735)	12,735	(12,735)

Total stockholder’s equity	816,623	624,927	165,666	(790,593)	816,623

Total liabilities, redeemable common securities and Stockholder’s equity	$2,268,585	$3,200,512	$324,817	$(2,419,521)	$3,374,393

PARTY CITY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

Three Months Ended March 31, 2015

(Amounts in thousands)

	PCHI	Combined Guarantors	Combined Non- Guarantors	Eliminations	Consolidated
Revenues:
Net sales	$0	$406,772	$65,010	$(13,587)	$458,195
Royalties and franchise fees	0	3,910	0	0	3,910

Total revenues	0	410,682	65,010	(13,587)	462,105
Expenses:
Cost of sales	0	255,151	52,710	(13,587)	294,274
Wholesale selling expenses	0	9,448	7,677	0	17,125
Retail operating expenses	0	76,043	4,271	0	80,314
Franchise expenses	0	3,459	0	0	3,459
General and administrative expenses	0	31,175	6,477	0	37,652
Art and development costs	0	5,176	101	0	5,277

Total expenses	0	380,452	71,236	(13,587)	438,101

Income (loss) from operations	0	30,230	(6,226)	0	24,004
Interest expense, net	25,813	4,481	36	0	30,330
Other (income) expense, net	(423)	(2,481)	1,483	0	(1,421)

(Loss) income before income taxes	(25,390)	28,230	(7,745)	0	(4,905)
Income tax (benefit) expense	(9,393)	8,181	(175)	0	(1,387)
Equity based income from subsidiaries	12,479	0	0	(12,479)	0

Net (loss) income	$(3,518)	$20,049	$(7,570)	$(12,479)	$(3,518)

Comprehensive (loss) income	$(15,845)	$20,049	$(19,897)	$(152)	$(15,845)

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

PARTY CITY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2015

(Amounts in thousands)

	PCHI	Combined Guarantors	Combined Non- Guarantors	Eliminations	Consolidated
Cash flows (used in) provided by operating activities:
Net (loss) income	$(3,518)	$20,049	$(7,570)	$(12,479)	$(3,518)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	0	18,820	1,331	0	20,151
Amortization of deferred financing costs and original issuance discount	2,101	480	0	0	2,581
Provision for doubtful accounts	0	175	507	0	682
Deferred income tax expense	0	26	232	0	258
Deferred rent	0	1,333	72	0	1,405
Undistributed income in unconsolidated joint venture	0	(91)	0	0	(91)
Gain on sale of assets	0	(2,655)	(5)	0	(2,660)
Equity based income from subsidiaries	(12,479)	0	0	12,479	0
Equity based compensation	0	396	0	0	396
Changes in operating assets and liabilities, net of effects of acquired businesses:
Decrease in accounts receivable	0	3,999	9,812	0	13,811
Decrease (increase) in inventories	0	9,600	(5,320)	0	4,280
Increase in prepaid expenses and other current assets	0	(230)	(283)	0	(513)
(Decrease) increase in accounts payable, accrued expenses and income taxes payable	(79,001)	(53,768)	20,179	0	(112,590)

Net cash (used in) provided by operating activities	(92,897)	(1,866)	18,955	0	(75,808)
Cash flows used in investing activities:
Cash paid in connection with acquisitions, net of cash acquired	0	(1,766)	(6,487)	0	(8,253)
Capital expenditures	0	(11,463)	(1,252)	0	(12,715)
Proceeds from disposal of property and equipment	0	0	11	0	11

Net cash used in investing activities	0	(13,229)	(7,728)	0	(20,957)
Cash flows provided by (used in) financing activities:
Repayments of loans, notes payable and long-term obligations	(24,890)	(1,240)	(1,301)	0	(27,431)
Proceeds from loans, notes payable and long-term obligations	133,100	0	0	0	133,100
Cash held in escrow in connection with acquisitions	0	0	(3,832)	0	(3,832)
Distribution to Parent	(15,313)	0	0	0	(15,313)

Net cash provided by (used in) financing activities	92,897	(1,240)	(5,133)	0	86,524
Effect of exchange rate changes on cash and cash equivalents	0	0	(1,134)	0	(1,134)

Net (decrease) increase in cash and cash equivalents	0	(16,335)	4,960	0	(11,375)
Cash and cash equivalents at beginning of period	0	28,185	18,966	0	47,151

Cash and cash equivalents at end of period	$0	$11,850	$23,926	$0	$35,776

PARTY CITY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2014

(Amounts in thousands)

	PCHI	Combined Guarantors	Combined Non-Guarantors	Elimination	Consolidated
Cash flows (used in) provided by operating activities:
Net (loss) income	$(14,786)	$9,294	$(5,571)	$(3,723)	$(14,786)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	0	19,806	1,166	0	20,972
Amortization of deferred financing costs and original issuance discount	4,124	1,601	0	0	5,725
Provision for doubtful accounts	0	19	101	0	120
Deferred income tax benefit	0	(2,920)	(554)	0	(3,474)
Deferred rent	0	2,681	8	0	2,689
Undistributed loss in unconsolidated joint venture	0	583	0	0	583
Loss (gain) on disposal of equipment	0	524	(26)	0	498
Equity based income from subsidiaries	(3,723)	0	0	3,723	0
Equity based compensation	0	396	0	0	396
Changes in operating assets and liabilities, net of effects of acquired businesses:
Decrease in accounts receivable	0	8,635	8,415	0	17,050
Decrease (increase) in inventories	0	236	(1,674)	0	(1,438)
(Increase) decrease in prepaid expenses and other current assets	0	(6,202)	922	0	(5,280)
Decrease in accounts payable, accrued expenses and income taxes payable	(71,683)	(27,359)	(1,239)	0	(100,281)

Net cash (used in) provided by operating activities	(86,068)	7,294	1,548	0	(77,226)
Cash flows used in investing activities:
Cash paid in connection with acquisitions, net of cash acquired	0	(2,152)	0	0	(2,152)
Capital expenditures	0	(12,021)	(1,635)	0	(13,656)
Proceeds from disposal of property and equipment	0	15	489	0	504

Net cash used in investing activities	0	(14,158)	(1,146)	0	(15,304)
Cash flows provided by (used in) financing activities:
Repayments of loans, notes payable and long-term obligations	(743,817)	(396,476)	(2)	0	(1,140,295)
Proceeds from loans, notes payable and long-term obligations	845,731	395,010	379	0	1,241,120
Exercise of stock options of Party City Holdco	805	0	0	0	805
Distribution to Parent	(16,503)	0	0	0	(16,503)
Debt issuance costs	(148)	0	0	0	(148)

Net cash provided by (used in) financing activities	86,068	(1,466)	377	0	84,979
Effect of exchange rate changes on cash and cash equivalents	0	0	184	0	184

Net (decrease) increase in cash and cash equivalents	0	(8,330)	963	0	(7,367)
Cash and cash equivalents at beginning of period	0	16,182	9,305	0	25,487

Cash and cash equivalents at end of period	$0	$7,852	$10,268	$0	$18,120

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

Comparable Retail Same-Store Sales. The growth in same-store sales represents the percentage change in same-store sales in the period presented compared to the prior year. Same-store sales exclude the net sales of a store for any period if the store was not open during the same period of the prior year. Comparable sales are calculated based upon stores that were open at least thirteen full months as of the end of the applicable reporting period. When a store is reconfigured or relocated within the same general territory, the store continues to be treated as the same store. If, during the period presented, a store was closed, sales from that store up to and including the closing day are included as same-store sales as long as the store was open during the same period of the prior year. Same-store sales for the Party City brand include North American retail e-commerce sales.

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

Adjusted EBITDA. We define EBITDA as net income (loss) before interest expense, net, income taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA, as further adjusted to eliminate the impact of certain items that we do not consider indicative of our ongoing operating performance. We caution investors that amounts presented in accordance with our definition of Adjusted EBITDA may not be comparable to similar measures disclosed by other issuers, because not all issuers and analysts calculate Adjusted EBITDA in the same manner. We present Adjusted EBITDA because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we use Adjusted EBITDA: (i) as a factor in determining incentive compensation, (ii) to evaluate the effectiveness of our business strategies and (iii) because the credit facilities use Adjusted EBITDA to measure compliance with certain covenants.

Results of Operations

Three Months Ended March 31, 2015 Compared To Three Months Ended March 31, 2014

The following table sets forth the Company’s operating results and operating results as a percentage of total revenues for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015		2014
	(Dollars in thousands)
Revenues:
Net sales	$458,195	99.2%	$429,220	99.1%
Royalties and franchise fees	3,910	0.8	3,767	0.9

Total revenues	462,105	100.0	432,987	100.0
Expenses:
Cost of sales	294,274	63.7	274,381	63.4
Wholesale selling expenses	17,125	3.7	18,188	4.2
Retail operating expenses	80,314	17.4	80,286	18.6
Franchise expenses	3,459	0.8	3,365	0.7
General and administrative expenses	37,652	8.1	36,093	8.4
Art and development costs	5,277	1.1	4,771	1.0

Total expenses	438,101	94.8	417,084	96.3

Income from operations	24,004	5.2	15,903	3.7
Interest expense, net	30,330	6.6	31,269	7.3
Other (income) expense, net	(1,421)	(0.3)	6,649	1.5

Loss before income taxes	(4,905)	(1.1)	(22,015)	(5.1)
Income tax benefit	(1,387)	(0.3)	(7,229)	(1.6)

Net loss	$(3,518)	(0.8)%	$(14,786)	(3.5)%

Revenues

Total revenues for the first quarter of 2015 were $462.1 million and were $29.1 million or 6.7% higher than the first quarter of 2014. The following table sets forth the Company’s total revenues for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015		2014
	Dollars in Thousands	Percentage of Total Revenues	Dollars in Thousands	Percentage of Total Revenues
Net Sales:
Wholesale	$250,716	54.3%	$232,491	53.7%
Eliminations	(105,793)	(22.9)%	(102,850)	(23.8)%

Net wholesale	144,923	31.4%	129,641	29.9%
Retail	313,272	67.8%	299,579	69.2%

Total net sales	458,195	99.2%	429,220	99.1%
Royalties and franchise fees	3,910	0.8%	3,767	0.9%

Total revenues	$462,105	100.0%	$432,987	100.0%

Retail

Retail net sales during the first quarter of 2015 were $313.3 million and increased $13.7 million, or 4.6%, compared to the corresponding quarter of 2014. Retail net sales at our Party City stores totaled $282.4 million and were $11.1 million, or 4.1%, higher than the corresponding quarter of 2014. In addition to a 5.2% increase in same-store sales discussed below, the increase in sales at our Party City stores reflects the operation of 20 additional stores during the first quarter of 2015 as 24 stores were opened, two stores were acquired and six stores were closed during the twelve months ended March 31, 2015. Further, a shift in the timing of the Easter selling season, which occurred during the first quarter of 2015, compared to the second quarter of 2014, positively impacted first quarter 2015 sales by approximately $4 million. Partially offsetting these positive factors was the impact of the Company’s retail calendar. For the Company’s retail operations, the first quarters of 2015 and 2014 began on January 4, 2015 and December 29, 2013, respectively. The timing shift negatively impacted first quarter 2015 sales by approximately $7 million in comparison to the first quarter of 2014 as the first quarter of 2014 benefitted from New Year’s sales. Global retail e-commerce sales totaled $30.9 million during the first quarter of 2015 and were $2.6 million, or 9.2%, higher than the corresponding quarter of 2014.

Same-store sales for the Party City brand (including North American retail e-commerce sales and sales at acquired stores, to the extent that the stores were converted to the Party City format and included in our sales for the comparable period of the prior year) increased by 5.2% during the first quarter of 2015, including 1.5% attributable to the timing of Easter. The 5.2% increase in same store sales reflects a 4.5% increase in average transaction dollar size and a 0.7% increase in transaction count. Excluding the impact of e-commerce, same-store sales increased by 5.2% due to a 4.5% increase in average transaction dollar size and a 0.7% increase in transaction count. The North American retail e-commerce sales included in our Party City brand comp increased by 4.7% due to an increase in average transaction dollar size. Same store sales percentages were not affected by the shift in the start of the Company’s retail calendar as such percentages are based on a comparison of sales for the corresponding weeks from each calendar year.

Wholesale

Wholesale net sales during the first quarter of 2015 totaled $144.9 million and were $15.3 million, or 11.8%, higher than during the first quarter of 2014. During the quarter, net sales to domestic party goods retailers and distributors, including our franchisee network, totaled $73.7 million and were $6.9 million, or 10.3%, higher than the corresponding quarter of 2014. The increase was principally driven by licensed juvenile birthday product, contract manufacturing sales of paper tableware, and sales of gift product, which each increased by approximately $2 million. Net sales of metallic balloons to domestic distributors and other domestic retailers totaled $22.8 million and were $2.6 million, or 12.9%, higher than in 2014, principally driven by strong sales of licensed product and the timing of certain Valentine’s Day sales, which shifted from the fourth quarter of 2013 to the first quarter of 2015. These increases were partially offset by the impact of the October 2014 acquisition of one of our largest balloon distributors, U.S. Balloon Manufacturing Co., Inc. (“U.S. Balloon”). The acquisition resulted in the addition of approximately $3 million of U.S. Balloon third-party sales during the first quarter of 2015, which was more than offset by the elimination of our now intercompany sales to U.S. Balloon (which totaled approximately $5 million in the first quarter of 2014 and which were reported as third-party sales in such quarter). Sales from our international operations (including sales into the U.S.) and U.S. export sales totaled $48.4 million and were $5.8 million, or 13.6%, higher than the first quarter of 2014. The variance was principally due to sales of party goods to a large multi-national company located in the U.S. and, to a lesser extent, increased party goods sales in Europe (excluding the impact of foreign currency) and higher sales of Christy’s costumes. Foreign currency exchange negatively impacted first quarter 2015 international sales by approximately $4 million.

Intercompany sales to our retail affiliates totaled $105.8 million during the first quarter of 2015 and were $2.9 million, or 2.9%, higher than the corresponding period of 2014. The increase principally reflects the acquisition of U.S. Balloon, which distributes metallic balloons to our Party City stores. Intercompany sales represented 42.2% of total wholesale sales during the first quarter of 2015, compared to 44.2% during the corresponding period of 2014. The intercompany sales of our wholesale segment are eliminated against the intercompany purchases of our retail segment in the consolidated financial statements.

Royalties and franchise fees

Royalties and franchise fees for the first quarter of 2015 were $3.9 million and were principally consistent with the corresponding quarter of 2014.

Gross Profit

Our total gross profit on net sales during the first quarter of 2015 was 35.8%, compared to 36.1% during the first quarter of 2014. As a result of the Transaction, we applied the acquisition method of accounting and increased the value of our inventory by $89.8 million as of July 28, 2012. Such adjustment increased our cost of sales during the first quarter of 2014 by $1.4 million as the related inventory was sold. Further, during the application of the acquisition method of accounting, we increased the values of certain intangible assets and property, plant and equipment. The impact of such adjustments on depreciation and amortization expense increased our cost of sales during the first quarters of 2015 and 2014 by $3.0 million and $4.5 million, respectively. The purchase accounting adjustments to cost of sales negatively impacted our gross profit percentages during the first quarters of 2015 and 2014 by 70 basis points and 140 basis points, respectively.

The following table sets forth the Company’s gross profit for the three months ended March 31, 2015 and March 31, 2014.

	Three Months Ended March 31,
	2015		2014
	Dollars in Thousands	Percentage of Net Sales	Dollars in Thousands	Percentage of Net Sales
Retail	$119,476	38.1%	$112,190	37.5%
Wholesale	44,445	30.7	42,649	32.9

Total	$163,921	35.8%	$154,839	36.1%

The gross profit on net sales at retail during the first quarters of 2015 and 2014 was 38.1% and 37.5%, respectively. The purchase accounting adjustments to cost of sales negatively impacted retail’s gross profit percentage during the first quarters of 2015 and 2014 by 50 basis points and 120 basis points, respectively. Excluding the impact of purchase accounting, the gross profit percentage during the first quarter of 2015 was principally consistent with the first quarter of 2014. During the first quarter of 2015, our wholesale share of shelf at our Party City stores and our North American retail e-commerce operations (i.e., the percentage of our retail product cost of sales supplied by our wholesale operations) was 71.6%.

The gross profit on net sales at wholesale during the first quarters of 2015 and 2014 was 30.7% and 32.9%, respectively. The purchase accounting adjustments to cost of sales negatively impacted wholesale’s gross profit percentage during the first quarters of 2015 and 2014 by 110 basis points and 170 basis points, respectively. The gross profit percentage during the first quarter of 2015 was lower than during the corresponding quarter of 2014. The decrease in margin was partially due to the strengthening of the U.S. Dollar and its unfavorable impact on certain of our international subsidiaries that purchase product denominated in U.S. Dollars and sell in local currency. Additionally, the 2015 margin percentage was impacted by changes in sales mix, including lower margins from higher international sales, increased contract manufacturing sales, and increased sales of licensed product (due to royalties).

Operating expenses

Wholesale selling expenses were $17.1 million during the first quarter of 2015 and $18.2 million during the corresponding quarter of 2014. The $1.1 million, or 5.8%, decrease was principally due to foreign currency translation at international subsidiaries, a $0.3 million decrease in intangible asset amortization, and cost savings associated with a reorganization of our party/gift sales and marketing group. Wholesale selling expenses were 11.8% and 14.0% of net wholesale sales during the first quarters of 2015 and 2014, respectively.

Retail operating expenses during the first quarter of 2015 were $80.3 million and were consistent with 2014. The impact of net new stores and inflationary cost increases was offset by the timing of certain advertising costs and, to a lesser extent, the impact of foreign currency translation on operating expenses at our Canadian and U.K. retail operations. Retail operating expenses were 25.6% and 26.8% of net retail sales during the first quarters of 2015 and 2014, respectively.

Franchise expenses during the first quarters of 2015 and 2014 were $3.5 million and $3.4 million, respectively.

General and administrative expenses during the first quarters of 2015 and 2014 were $37.7 million and $36.1 million, respectively. General and administrative expenses were $1.6 million, or 4.3%, higher than in 2014. The increase principally reflects the acquisition of U.S. Balloon in October 2014 and individually minor cost increases across multiple operations and accounts, including compensation and bad debt expense. Such increases were partially offset by favorable foreign currency translation. General and administrative expenses as a percentage of total revenues decreased from 8.4% in 2014 to 8.1% in 2015.

Art and development costs during the first quarters of 2015 and 2014 were $5.3 million and $4.8 million, respectively. The increase of $0.5 million was principally due to increased head count and other costs incurred in order to support the expansion of Halloween and other retail programs. The costs were 1.1% and 1.0% of total revenues during 2015 and 2014, respectively.

Interest expense, net

Interest expense, net, totaled $30.3 million during the first quarter of 2015, compared to $31.3 million during the first quarter of 2014. The decrease was principally due to the February 2014 amendment of the Term Loan Credit Agreement, which lowered the interest rate by 25 basis points.

Other (income) expense, net

Other income, net, was $1.4 million during the three months ended March 31, 2015. Other expense, net, was $6.6 million during the first quarter of 2014.

Other (income) expense, net includes foreign currency (gains) losses, corporate development expenses and (gains) losses from unconsolidated joint ventures. In addition, during the first quarter of 2015, the Company sold certain assets related to the newly acquired U.S. Balloon business and recorded a $2.7 million gain on such sale.

Also, during February 2014, we amended the Term Loan Credit Agreement. In conjunction with the refinancing, we wrote-off $1.6 million of costs that had been capitalized during the issuance of the debt. Additionally, we wrote-off $0.6 million of the net original issuance discount that existed as of the time of the amendment and $0.7 million of the unamortized call premium that existed at the time of the amendment. Also in conjunction with the refinancing, we expensed $1.4 million of banker and legal fees.

Income tax benefit

The income benefit for the three months ended March 31, 2015 was determined based upon the Company’s estimated consolidated effective income tax rate for the year ending December 31, 2015. The difference between the estimated full-year rate and the actual effective rate for the first quarter of 2015 is principally due to certain subsidiaries incurring current period operating losses which are not benefitted and, to a lesser extent, a discrete change by New York City impacting the Company’s deferred tax liability. The difference between the estimated consolidated effective income tax rate for the year ending December 31, 2015 and the U.S. federal statutory rate is primarily attributable to unrecognized foreign tax credits and state income taxes, partially offset by a foreign rate differential and available domestic manufacturing deductions.

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

(Dollars in thousands)	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Net loss	$(3,518)	$(14,786)
Interest expense, net	30,330	31,269
Income taxes	(1,387)	(7,229)
Depreciation and amortization	20,151	20,972

EBITDA	45,576	30,226
Non-cash purchase accounting adjustments	1,818	1,447
Management fee (a)	930	839
Restructuring, retention and severance	640	1,539
Refinancing charges (b)	—	4,396
Deferred rent	1,405	2,689
Closed store expense	261	815
Foreign currency losses	1,202	1,179
Equity based compensation	396	396
Undistributed (income) loss in unconsolidated joint venture	(91)	583
Gain on sale of assets (c)	(2,660)	—
Other	18	726

Adjusted EBITDA	$49,495	$44,835

(a)	Represents management fees paid to THL and Advent. The management agreement terminated upon the consummation of Party City Holdco’s initial public offering in April 2015. See footnote 12 of Item 1. for further discussion.
(b)	During February 2014, the Company amended the Term Loan Credit Agreement and recorded $4,396 of expense. See “Results of Operations” above for further discussion.
(c)	During January 2015, the Company recorded a gain on the sale of certain assets obtained in the October 2014 acquisition of U.S. Balloon.

Liquidity

We expect that cash generated from operating activities and availability under our credit agreements will be our principal sources of liquidity. Based on our current level of operations, we believe these sources will be adequate to meet our liquidity needs for at least the next 12 months. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the ABL Facility and the Term Loan Credit Agreement in amounts sufficient to enable us to repay our indebtedness or to fund our other liquidity needs.

Cash Flow

Net cash used in operating activities totaled $75.8 million and $77.2 million during the three months ended March 31, 2015 and 2014, respectively. Net cash flows provided by operating activities before changes in operating assets and liabilities were $19.2 million during the first three months of 2015, compared to $12.7 million during 2014, with the variance principally attributable to the increased profitability during 2015. Changes in operating assets and liabilities during the first three months of 2015 and 2014 resulted in the use of cash of $95.0 million and $89.9 million, respectively, and principally reflected the pay down of Halloween and other fourth quarter seasonal trade accounts payable.

Net cash used in investing activities totaled $21.0 million during the three months ended March 31, 2015, as compared to $15.3 million during the three months ended March 31, 2014. Investing activities during 2015 and 2014 included $8.3 million and $2.2 million, respectively, paid in connection with acquisitions. Capital expenditures during the three months ended March 31, 2015 and 2014 were $12.7 million and $13.7 million, respectively. Retail capital expenditures totaled $8.9 million during 2015 and principally related to store conversions and new stores. Wholesale capital expenditures totaled $3.8 million and primarily related to printing plates and dies, as well as machinery and equipment at the Company’s manufacturing operations.

Net cash provided by financing activities was $86.5 million during the three months ended March 31, 2015, as compared to $85.0 million during the corresponding period of 2014. During February 2014, the Company amended the Term Loan Credit Agreement. As all term loans outstanding at the time of the amendments were replaced with new term loans for the same principal amount, the Company included the total principal amount, $1,111.0 million, in both the repayment of loans, notes payable and long-term obligations and the proceeds from loans, notes payable and long-term obligations. Additionally, during February 2015 and February 2014, PCHI made distributions to PC Nextco, its indirect parent, in the amounts of $15.3 million and $16.5 million, respectively, so that PC Nextco could pay interest on outstanding notes (see Note 6 of the condensed consolidated financial statements included in Item 1 for further detail).

At March 31, 2015, we had $243.9 million of excess availability under the ABL Facility, after considering borrowing base restrictions.

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

Cautionary Note Regarding Forward-Looking Statements

From time to time, including in this filing and, in particular, the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we make “forward-looking statements” within the meaning of federal and state securities laws. Disclosures that use words such as the company “believes,” “anticipates,” “expects,” “estimates,” “intends,” “will,” “may” or “plans” and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect our current expectations and are based upon data available to us at the time the statements were made. An example of a forward-looking statement is our belief that our cash generated from operating activities and availability under our credit facilities will be adequate to meet our liquidity needs for at least the next 12 months. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from expectations. These risks, as well as other risks and uncertainties, are detailed in the sections titled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. All forward-looking statements are qualified by these cautionary statements and are made only as of the date of this filing. Any such forward-looking statements, whether made in this filing or elsewhere, should be considered in context with the various disclosures made by us about our business. The following risks related to our business, among others, could cause actual results to differ materially from those described in the forward-looking statements:

•	our ability to compete effectively in a competitive industry;

•	fluctuations in commodity prices;

•	our ability to appropriately respond to changing merchandise trends and consumer preferences;

•	successful implementation of our store growth strategy;

•	decreases in our Halloween sales;

•	disruption to the transportation system or increases in transportation costs;

•	product recalls or product liability;

•	economic slowdown affecting consumer spending and general economic conditions;

•	loss or actions of third-party vendors and loss of the right to use licensed material;

•	disruptions at our manufacturing facilities;

•	failure by suppliers or third-party manufacturers to follow acceptable labor practices or to comply with other applicable laws and guidelines;

•	our international operations subjecting us to additional risks;

•	potential litigation and claims;

•	lack of available additional capital;

•	our inability to retain or hire key personnel;

•	risks associated with leasing substantial amounts of space;

•	failure of existing franchisees to conduct their business in accordance with agreed upon standards;

•	adequacy of our information systems, order fulfillment and distribution facilities;

•	our ability to adequately maintain the security of our electronic and other confidential information;

•	our inability to successfully identify and integrate acquisitions;

•	adequacy of our intellectual property rights;

•	adequacy of helium supplies;

•	risks related to our substantial indebtedness; and

•	the other factors set forth under “Risk Factors” in the Company’s Annual Report on Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a result of our variable rate indebtedness, our earnings are affected by changes in interest rates. If market interest rates for our variable rate indebtedness averaged 2% more than the interest rate incurred during the three months ended March 31, 2015 and 2014, the interest expense amounts disclosed in “Results of Operations” in Item 2. would have increased by $5.8 million and $6.0 million, respectively. The income (loss) before income taxes for the three months ended March 31, 2015 and 2014 would also have been impacted by the same amounts. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowings and considering any interest rate swap agreements. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management could potentially take action to mitigate our exposure to the change. However, due to the uncertainty of the specific actions that we would take and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

As a result of the sale of our products in foreign markets, our earnings are affected by fluctuations in the value of the U.S. dollar when compared to the values of foreign currencies. Although we periodically enter into foreign currency forward contracts to hedge against the earnings impact of such fluctuations, we (1) may not be able to achieve hedge effectiveness in order to qualify for hedge-accounting treatment and, therefore, would record any gain or loss on the mark-to-market of the contracts in other expense (income) and (2) may not be able to hedge such risks completely or permanently. A uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which our foreign sales are denominated would have decreased income from operations, as stated in the consolidated financial statements included elsewhere in this filing, by $2.2 million during the three months ended March 31, 2015 and 2014. The income (loss) before income taxes would have also been impacted by the same amounts. In addition to the direct effects of changes in exchange rates, changes in exchange rates may also affect the volume of sales. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not consider a potential change in sales levels.

Item 4. Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Act”)) as of March 31, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is: (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data Files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at March 31, 2015 and December 31, 2014; (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three month periods ended March 31, 2015 and March 31, 2014; (iii) the Condensed Consolidated Statement of Stockholder’s Equity for the three month period ended March 31, 2015 and (iv) the Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2015 and March 31, 2014; and (v) the Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARTY CITY HOLDINGS INC.

	By:	/s/ Michael A. Correale
Michael A. Correale
Chief Financial Officer
(on behalf of the registrant and as principal
Date: May 15, 2015		financial and accounting officer)