Form 10-Q
period 2015-06-30
Party City Holdings Inc.
filed 2015-08-14
CIK 1340554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 12, 2015, 100.00 shares of the Registrant’s common stock were outstanding.

PARTY CITY HOLDINGS INC.

Form 10-Q

June  30, 2015

PARTY CITY HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30,	December 31,
	2015	2014
	(Note 2) (Unaudited)	(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$42,811	$47,151
Accounts receivable, net	116,739	140,663
Inventories, net	625,691	582,230
Prepaid expenses and other current assets	97,358	75,403

Total current assets	882,599	845,447
Property, plant and equipment, net	248,701	248,684
Goodwill	1,565,622	1,557,250
Trade names	569,500	569,343
Other intangible assets, net	97,371	107,010
Other assets, net	48,277	46,659

Total assets	$3,412,070	$3,374,393

LIABILITIES, REDEEMABLE COMMON SECURITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Loans and notes payable	$83,223	$25,336
Accounts payable	154,579	145,686
Accrued expenses	149,112	154,113
Income taxes payable	0	34,670
Current portion of long-term obligations	12,143	12,249

Total current liabilities	399,057	372,054
Long-term obligations, excluding current portion	1,775,450	1,780,267
Deferred income tax liabilities	311,616	314,197
Deferred rent and other long-term liabilities	72,132	56,190

Total liabilities	2,558,255	2,522,708

Redeemable common securities	0	35,062

Commitments and contingencies

Stockholder’s equity:
Common stock (100.00 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively)	0	0
Additional paid-in capital	824,856	751,662
Retained earnings	47,302	77,696
Accumulated other comprehensive loss	(18,343)	(12,735)

Total stockholder’s equity	853,815	816,623

Total liabilities, redeemable common securities and stockholder’s equity	$3,412,070	$3,374,393

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(In thousands)

	Three Months Ended June 30,
	2015	2014
Revenues:
Net sales	$491,206	$487,182
Royalties and franchise fees	4,314	4,392

Total revenues	495,520	491,574

Expenses:
Cost of sales	302,863	304,518
Wholesale selling expenses	16,235	18,438
Retail operating expenses	85,229	85,667
Franchise expenses	3,530	3,431
General and administrative expenses	36,417	34,362
Art and development costs	5,179	4,853

Total expenses	449,453	451,269

Income from operations	46,067	40,305

Interest expense, net	30,408	30,331
Other expense (income), net	33,214	(2,098)

(Loss) income before income taxes	(17,555)	12,072
Income tax (benefit) expense	(5,992)	4,483

Net (loss) income	$(11,563)	$7,589

Comprehensive (loss) income	$(4,844)	$12,255

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2015	2014
Revenues:
Net sales	$949,401	$916,402
Royalties and franchise fees	8,224	8,159

Total revenues	957,625	924,561

Expenses:
Cost of sales	597,137	578,899
Wholesale selling expenses	33,360	36,626
Retail operating expenses	165,543	165,953
Franchise expenses	6,989	6,796
General and administrative expenses	74,069	70,455
Art and development costs	10,456	9,624

Total expenses	887,554	868,353

Income from operations	70,071	56,208

Interest expense, net	60,738	61,600
Other expense, net	31,793	4,551

Loss before income taxes	(22,460)	(9,943)
Income tax benefit	(7,379)	(2,746)

Net loss	$(15,081)	$(7,197)

Comprehensive loss	$(20,689)	$(3,164)

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

(Unaudited)

(In thousands, except share data)

	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholder’s Equity
Balance at December 31, 2014	100.00	$0	$751,662	$77,696	$(12,735)	$816,623
Net loss				(15,081)		(15,081)
Equity based compensation			1,124			1,124
Distribution to Parent				(15,313)		(15,313)
Adjustment of redeemable common shares			35,062			35,062
Capital contributions			37,008			37,008
Foreign currency adjustments					(5,620)	(5,620)
Impact of foreign exchange contracts, net					12	12

Balance at June 30, 2015	100.00	$0	$824,856	$47,302	$(18,343)	$853,815

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows (used in) provided by operating activities:
Net loss	$(15,081)	$(7,197)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization expense	39,801	40,851
Amortization of deferred financing costs and original issuance discount	5,182	8,289
Provision for doubtful accounts	24	587
Deferred income tax benefit	(3,151)	(6,371)
Deferred rent	4,101	6,562
Undistributed loss in unconsolidated joint venture	35	472
(Gain) loss on sale of assets	(2,589)	2,315
Equity based compensation	1,124	791
Changes in operating assets and liabilities, net of effects of acquired businesses:
Decrease in accounts receivable	25,088	14,336
Increase in inventories	(44,090)	(97,847)
(Increase) decrease in prepaid expenses and other current assets	(7,428)	553
(Decrease) increase in accounts payable, accrued expenses and income taxes payable	(37,235)	44,266

Net cash (used in) provided by operating activities	(34,219)	7,607

Cash flows used in investing activities:
Cash paid in connection with acquisitions, net of cash acquired	(8,258)	(2,152)
Capital expenditures	(31,889)	(33,055)
Proceeds from disposal of property and equipment	601	947

Net cash used in investing activities	(39,546)	(34,260)

Cash flows used in financing activities:
Repayment of loans, notes payable and long-term obligations	(81,263)	(1,191,656)
Proceeds from loans, notes payable and long-term obligations	133,100	1,240,735
Cash held in escrow in connection with acquisitions	(3,832)	0
Capital contributions	37,008	0
Distribution to Parent	(15,313)	(16,503)
Exercise of stock options	0	1,062
Debt issuance costs	0	(148)

Net cash provided by financing activities	69,700	33,490
Effect of exchange rate changes on cash and cash equivalents	(275)	145

Net (decrease) increase in cash and cash equivalents	(4,340)	6,982
Cash and cash equivalents at beginning of period	47,151	25,487

Cash and cash equivalents at end of period	$42,811	$32,469

Supplemental disclosure of cash flow information:
Cash paid during the period
Interest	$55,720	$58,367
Income taxes, net of refunds	$33,759	$15,835

See accompanying notes to unaudited condensed consolidated financial statements.

PARTY CITY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share)

Note 1 – Description of Business

Party City Holdings Inc. (the “Company” or “PCHI”) is the leading party goods retailer by revenue in North America and, we believe, the largest vertically integrated supplier of decorated party goods globally by revenue. The Company is a popular one-stop shopping destination for party supplies, balloons, and costumes. In addition to being a great retail brand, the Company is a global, world-class organization that combines state-of-the-art manufacturing and sourcing operations, and sophisticated wholesale operations with a multi-channel retailing strategy that includes the Party City brick and mortar and e-commerce retail operations. The Company is the leading player in its category, vertically integrated and unique in its breadth and depth. PCHI designs, manufactures, sources and distributes party goods, including paper and plastic tableware, metallic and latex balloons, Halloween and other costumes, accessories, novelties, gifts and stationery throughout the world. The Company’s retail operations include approximately 900 specialty retail party supply stores (including approximately 200 franchise stores) in the United States and Canada operating under the names Party City and Halloween City, and e-commerce websites, principally through the domain name PartyCity.com. PCHI franchises both individual stores and franchise areas throughout the United States, Mexico and Puerto Rico, principally under the name Party City.

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

PARTY CITY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands, except per share)

Recently Issued Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-11, “Simplifying the Measurement of Inventory”. The update changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. The pronouncement will be effective for the Company during the first quarter of 2017. The Company is in the process of evaluating the impact of the pronouncement on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs”. The pronouncement will be effective for the Company during the first quarter of 2016. It will require companies to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of such debt liability. As of June 30, 2015 and December 31, 2014, the Company had $33,783 and $37,787, respectively, of debt issuance costs recorded in “other assets” on the Company’s condensed consolidated balance sheet.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The pronouncement contains a five-step model which replaces most existing revenue recognition guidance. The update is effective for the Company during the first quarter of 2018; however, early adoption is permitted. The pronouncement can be applied retrospectively to prior reporting periods or through a cumulative-effect adjustment as of the date of adoption. The Company is in the process of evaluating the impact of the pronouncement on the Company’s consolidated financial statements.

Note 3 – Inventories

Inventories consisted of the following:

	June 30, 2015	December 31, 2014
Finished goods	$595,671	$550,975
Raw materials	21,394	22,093
Work in process	8,626	9,162

	$625,691	$582,230

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

PARTY CITY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands, except per share)

Note 4 – Income Taxes

The income tax benefit for the six months ended June 30, 2015 was determined based upon the Company’s estimated consolidated effective income tax rate for the year ending December 31, 2015. The difference between the estimated consolidated effective income tax rate for the year ending December 31, 2015 and the U.S. federal statutory rate is primarily attributable to unrecognized foreign tax credits and state income taxes, partially offset by a foreign rate differential and available domestic manufacturing deductions.

Note 5 – Changes in Accumulated Other Comprehensive (Loss) Income

The changes in accumulated other comprehensive (loss) income consisted of the following:

	Three Months Ended June 30, 2015
	Foreign Currency Adjustments	Impact of Foreign Exchange Contracts, Net of Taxes	Total, Net of Taxes
Balance at March 31, 2015	$(26,328)	$1,266	$(25,062)
Other comprehensive income (loss) before reclassifications	7,739	(933)	6,806
Amounts reclassified from accumulated other comprehensive loss to the condensed consolidated statement of operations and comprehensive loss	0	(87)	(87)

Net current-period other comprehensive income (loss)	7,739	(1,020)	6,719

Balance at June 30, 2015	$(18,589)	$246	$(18,343)

	Three Months Ended June 30, 2014
	Foreign Currency Adjustments	Impact of Foreign Exchange Contracts, Net of Taxes	Total, Net of Taxes
Balance at March 31, 2014	$5,111	$(336)	$4,775
Other comprehensive income (loss) before reclassifications	4,704	(104)	4,600
Amounts reclassified from accumulated other comprehensive income to the condensed consolidated statement of operations and comprehensive income	0	66	66

Net current-period other comprehensive income (loss)	4,704	(38)	4,666

Balance at June 30, 2014	$9,815	$(374)	$9,441

PARTY CITY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands, except per share)

	Six Months Ended June 30, 2015
	Foreign Currency Adjustments	Impact of Foreign Exchange Contracts, Net of Taxes	Total, Net of Taxes
Balance at December 31, 2014	$(12,969)	$234	$(12,735)
Other comprehensive (loss) income before reclassifications	(5,620)	265	(5,355)
Amounts reclassified from accumulated other comprehensive loss to the condensed consolidated statement of operations and comprehensive loss	0	(253)	(253)

Net current-period other comprehensive (loss) income	(5,620)	12	(5,608)

Balance at June 30, 2015	$(18,589)	$246	$(18,343)

	Six Months Ended June 30, 2014
	Foreign Currency Adjustments	Impact of Foreign Exchange Contracts, Net of Taxes	Total, Net of Taxes
Balance at December 31, 2013	$5,738	$(330)	$5,408
Other comprehensive income (loss) before reclassifications	4,077	(160)	3,917
Amounts reclassified from accumulated other comprehensive income to the condensed consolidated statement of operations and comprehensive loss	0	116	116

Net current-period other comprehensive income (loss)	4,077	(44)	4,033

Balance at June 30, 2014	$9,815	$(374)	$9,441

PARTY CITY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands, except per share)

Note 6 – Capital Stock

At June 30, 2015, the Company’s authorized capital stock consisted of 100.00 shares of $0.01 par value common stock.

In 2012, the Company entered into a management agreement with Thomas H. Lee Partners, L.P. (“THL”) and Advent International Corporation (“Advent”) under which THL and Advent provided advice to the Company on, among other things, financing, operations, acquisitions and dispositions. Under the agreement, THL and Advent were paid an annual management fee for such services. In connection with Party City Holdco’s April 2015 initial public offering, the management agreement was terminated and the Company paid THL and Advent an aggregate termination fee of $30,697. Such amount was recorded in other expense, net in the Company’s condensed consolidated statement of operations and comprehensive loss for the three months ended June 30, 2015.

In addition to the management agreement termination fee discussed above, Party City Holdco also contributed $6,311 of the proceeds from the initial public offering to the Company.

Under the terms of Party City Holdco’s prior stockholders’ agreement, dated July 27, 2012, employee stockholders who died or became disabled while employed could have required Party City Holdco to purchase all of the shares held by the employee stockholders. The aggregate amount that would have been payable by the Company to current employee stockholders should they have died or become disabled while employed, based on the estimated fair market value of fully paid and vested common securities, totaled $35,062 at December 31, 2014 and was classified as redeemable common securities on the Company’s consolidated balance sheet. During April 2015, Party City Holdco consummated an initial public offering of its common stock and, at such time, the existing stockholders’ agreement was amended and restated. In conjunction with such amendment and restatement, employee stockholders no longer have the ability to require Party City Holdco to purchase their shares in the event of death or disability and, therefore, all amounts included in redeemable common securities have been reclassified to common stock and additional paid-in capital.

The changes in redeemable common securities during the six months ended June 30, 2015 were as follows:

Balance at December 31, 2014	$35,062
Adjustment of common shares to fair value	5,893
Impact of stockholders’ agreement amendment and restatement	(40,955)

Balance at June 30, 2015	$0

On August 1, 2013, PC Nextco issued $350,000 of 8.75% notes (“the Nextco Notes”). The Nextco Notes paid interest semiannually on February 15th and August 15th. Since PC Nextco has no assets or operations other than its investment in and income from the Company and its subsidiaries, interest payments for the Nextco Notes were funded by the Company. During the six months ended June 30, 2015 and 2014, the Company made distributions to its Parent, PC Intermediate, in the amounts of $15,313 and $16,503, respectively. PC Intermediate then distributed the funds to PC Nextco so that PC Nextco could make interest payments on the Nextco Notes. During April 2015, Party City Holdco consummated an initial public offering of its common stock and the proceeds were used to, among other things, fully redeem the Nextco Notes.

PARTY CITY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands, except per share)

Note 7 – Segment Information

Industry Segments

The Company has two identifiable business segments. The Wholesale segment designs, manufactures, contracts for manufacture and distributes party goods, including paper and plastic tableware, metallic and latex balloons, Halloween and other costumes, accessories, novelties, gifts and stationery throughout the world. The Retail segment operates specialty retail party supply stores in the United States and Canada, principally under the names Party City and Halloween City, and it operates e-commerce websites, principally through the domain name Partycity.com. The Retail segment also franchises both individual stores and franchise areas throughout the United States, Mexico and Puerto Rico, principally under the name Party City.

The Company’s industry segment data for the three months ended June 30, 2015 and June 30, 2014 was as follows:

	Wholesale	Retail	Consolidated
Three Months Ended June 30, 2015
Revenues:
Net sales	$254,554	$350,459	$605,013
Royalties and franchise fees	0	4,314	4,314

Total revenues	254,554	354,773	609,327
Eliminations	(113,807)	0	(113,807)

Net revenues	$140,747	$354,773	$495,520

Income from operations	$11,353	$34,714	$46,067

Interest expense, net			30,408
Other expense, net			33,214

Loss before income taxes			$(17,555)

	Wholesale	Retail	Consolidated
Three Months Ended June 30, 2014
Revenues:
Net sales	$255,803	$342,436	$598,239
Royalties and franchise fees	0	4,392	4,392

Total revenues	255,803	346,828	602,631
Eliminations	(111,057)	0	(111,057)

Net revenues	$144,746	$346,828	$491,574

Income from operations	$14,668	$25,637	$40,305

Interest expense, net			30,331
Other income, net			(2,098)

Income before income taxes			$12,072

PARTY CITY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands, except per share)

The Company’s industry segment data for the six months ended June 30, 2015 and June 30, 2014 was as follows:

	Wholesale	Retail	Consolidated
Six Months Ended June 30, 2015
Revenues:
Net sales	$505,270	$663,731	$1,169,001
Royalties and franchise fees	0	8,224	8,224

Total revenues	505,270	671,955	1,177,225
Eliminations	(219,600)	0	(219,600)

Net revenues	$285,670	$671,955	$957,625

Income from operations	$24,022	$46,049	$70,071

Interest expense, net			60,738
Other expense, net			31,793

Loss before income taxes			$(22,460)

	Wholesale	Retail	Consolidated
Six Months Ended June 30, 2014
Revenues:
Net sales	$488,294	$642,015	$1,130,309
Royalties and franchise fees	0	8,159	8,159

Total revenues	488,294	650,174	1,138,468
Eliminations	(213,907)	0	(213,907)

Net revenues	$274,387	$650,174	$924,561

Income from operations	$26,570	$29,638	$56,208

Interest expense, net			61,600
Other expense, net			4,551

Loss before income taxes			$(9,943)

PARTY CITY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands, except per share)

Note 8 – Commitments and Contingencies

The Company is a party to certain claims and litigation in the ordinary course of business. The Company does not believe these proceedings will result, individually or in the aggregate, in a material adverse effect on its financial condition or future results of operations.

The Company is an assignor with contingent lease liability for three stores sold to franchisees and other parties. The potential contingent lease obligations continue until the applicable leases expire in 2018. The maximum amount of the contingent lease obligations may vary, but is limited to the sum of the total amount due under the leases. At June 30, 2015, the maximum amount of the contingent lease obligations was approximately $668. Payment of such amount is contingent upon certain events occurring, which management has not assessed as probable or estimable at this time.

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

Interest Rate Risk Management

As part of the Company’s risk management strategy, the Company periodically uses interest rate swap agreements to hedge the variability of cash flows on floating rate debt obligations. Accordingly, interest rate swap agreements are reflected in the consolidated balance sheets at fair value and the related gains and losses on these contracts are deferred in stockholder’s equity and recognized in interest expense over the same period in which the related interest payments being hedged are recognized in income. The fair value of an interest rate swap agreement is the estimated amount that the counterparty would receive or pay to terminate the swap agreement at the reporting date, taking into account current interest rates and the current creditworthiness of the swap counterparty. The Company did not utilize interest rate swap agreements during the six months ended June 30, 2015 and June 30, 2014.

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

The foreign currency exchange contracts are reflected in the condensed consolidated balance sheets at fair value. The fair value of the foreign currency exchange contracts is the estimated amount that the counterparties would receive or pay to terminate the foreign currency exchange contracts at the reporting date, taking into account current foreign exchange spot rates. At June 30, 2015 and December 31, 2014, the Company had foreign currency exchange contracts that qualified for hedge accounting. No components of these agreements were excluded in the measurement of hedge effectiveness. As these hedges were 100% effective, there was no impact on earnings due to hedge ineffectiveness. The Company anticipates that substantially all unrealized gains and losses in accumulated other comprehensive loss related to these foreign currency exchange contracts will be reclassified into earnings by June 2017.

PARTY CITY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands, except per share)

The following table displays the fair values of the Company’s derivatives at June 30, 2015 and December 31, 2014:

	Derivative Assets				Derivative Liabilities
	Balance Sheet Line	Fair Value	Balance Sheet Line	Fair Value	Balance Sheet Line	Fair Value	Balance Sheet Line	Fair Value
Derivative Instrument	June 30, 2015		December 31, 2014		June 30, 2015		December 31, 2014
Foreign Exchange Contracts	(a) PP	$1,131	(a)PP	$0	(b)AE	$675	(b)AE	$476

(a) PP = Prepaid expenses and other current assets

(b) AE = Accrued expenses

The following table displays the notional amounts of the Company’s derivatives at June 30, 2015 and December 31, 2014:

Derivative Instrument	June 30, 2015	December 31, 2014
Foreign Exchange Contracts	$32,746	$8,900

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

PARTY CITY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands, except per share)

The following table shows assets and liabilities as of June 30, 2015 that are measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total as of June 30, 2015
Derivative assets	$0	$1,131	$0	$1,131
Derivative liabilities	0	675	0	675

The following table shows assets and liabilities as of December 31, 2014 that are measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total as of December 31, 2014
Derivative assets	$0	$0	$0	$0
Derivative liabilities	0	476	0	476

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record other assets and liabilities at fair value on a nonrecurring basis, generally as a result of impairment charges.

The carrying amounts for cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximated fair value at June 30, 2015 because of the short-term maturities of the instruments and/or their variable rates of interest.

The carrying amount and fair value of the Company’s borrowings under its $1,125,000 Term Loan Credit Agreement (“Term Loan Credit Agreement”) and its $700,000 of 8.875% senior notes (“Senior Notes”) are as follows:

	June 30, 2015
	Carrying Amount	Fair Value
Term Loan Credit Agreement	$1,084,865	$1,092,930
Senior Notes	700,000	750,470

The fair values of the Term Loan Credit Agreement and the Senior Notes represent Level 2 fair value measurements as the debt instruments trade in inactive markets.

The carrying amounts for other long-term debt approximated fair value at June 30, 2015 based on the discounted future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturity.

PARTY CITY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands, except per share)

Note 11 – Long-Term Obligations

Long-term obligations consisted of the following:

	June 30, 2015	December 31, 2014
Term Loan Credit Agreement	$1,084,865	$1,089,242
Capital lease obligations	2,728	3,274
Senior Notes	700,000	700,000

Total long-term obligations	1,787,593	1,792,516
Less: current portion	(12,143)	(12,249)

Long-term obligations, excluding current portion	$1,775,450	$1,780,267

Note 12 – Subsequent Events

Subsequent to June 30, 2015, the Company announced that it intends to redeem its $700,000 of 8.875% Senior Notes and refinance its existing Term Loan Credit Agreement and $400,000 ABL Revolving Credit Facility (“ABL Facility”) with new indebtedness consisting of: (i) a $1,340,000 senior secured term loan facility, (ii) a $540,000 asset-based revolving credit facility (with a seasonal increase to $640,000 during a certain period of each calendar year) and (iii) $350,000 of 6.125% senior notes due 2023. The Company has caused to be delivered to the holders of the Senior Notes conditional notices of redemption calling half of the Senior Notes on August 27, 2015 and half on September 4, 2015 (the “Redemption Dates”). The redemption price will be 106.656 % of the principal amount of the Senior Notes, plus accrued and unpaid interest on the Senior Notes to, but excluding, the Redemption Dates. The Company’s obligation to make the first redemption payment on August 27, 2015 is conditioned upon the refinancing of the Term Loan Credit Agreement and ABL Facility resulting in gross proceeds to the Company in an amount sufficient to repay the existing indebtedness under the agreements, make the first redemption payment for the Senior Notes, and pay related fees and expenses on or before August 27, 2015 (the “Refinancing Condition”). The Company’s obligation to make the second redemption payment on September 4, 2015 is conditioned upon the Refinancing Condition being satisfied and the consummation of the offering of the notes resulting in gross proceeds to the Company of at least $350,000 on or before September 4, 2015. The Company may waive the conditions in its sole discretion.

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

The following information presents condensed consolidating balance sheets at June 30, 2015 and December 31, 2014, the condensed consolidating statements of operations and comprehensive (loss) income for the three and six months ended June 30, 2015 and 2014 and the related condensed consolidating statements of cash flows for the six months ended June 30, 2015 and 2014, for PCHI, the combined Guarantors and the combined Non-guarantors, together with the elimination entries necessary to consolidate the entities.

PARTY CITY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

June 30, 2015

(Amounts in thousands)

	PCHI	Combined Guarantors	Combined Non- Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$0	$9,493	$33,318	$0	$42,811
Accounts receivable , net	0	77,985	38,754	0	116,739
Inventories, net	0	549,921	75,770	0	625,691
Prepaid expenses and other current assets	0	82,419	14,939	0	97,358

Total current assets	0	719,818	162,781	0	882,599
Property, plant and equipment, net	0	225,134	23,567	0	248,701
Goodwill	0	1,488,269	77,353	0	1,565,622
Trade names	0	556,000	13,500	0	569,500
Other intangible assets, net	0	96,130	1,241	0	97,371
Investment in and advances to consolidated subsidiaries	839,820	0	387	(840,207)	0
Due from affiliates	1,466,260	132,271	77,896	(1,676,427)	0
Other assets, net	29,515	11,858	4,027	2,877	48,277

Total assets	$2,335,595	$3,229,480	$360,752	$(2,513,757)	$3,412,070

LIABILITIES, REDEEMABLE COMMON SECURITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Loans and notes payable	$82,450	$0	$773	$0	$83,223
Accounts payable	0	113,231	41,348	0	154,579
Accrued expenses	30,707	94,299	24,106	0	149,112
Income taxes payable	(30,526)	29,924	602	0	0
Due to affiliates	0	1,551,336	122,601	(1,673,937)	0
Current portion of long-term obligations	7,250	4,893	0	0	12,143

Total current liabilities	89,881	1,793,683	189,430	(1,673,937)	399,057
Long-term obligations, excluding current portion	1,391,899	383,551	0	0	1,775,450
Deferred income tax liabilities	0	311,269	347	0	311,616
Deferred rent and other long-term liabilities	0	64,006	8,126	0	72,132

Total liabilities	1,481,780	2,552,509	197,903	(1,673,937)	2,558,255

Redeemable common securities	0	0	0	0	0

Commitments and contingencies

Stockholder’s equity:
Common Stock	0	0	308	(308)	0
Additional paid-in capital	824,856	391,805	175,028	(566,833)	824,856
Retained earnings	47,302	285,166	5,856	(291,022)	47,302
Accumulated other comprehensive loss	(18,343)	0	(18,343)	18,343	(18,343)

Total stockholder’s equity	853,815	676,971	162,849	(839,820)	853,815
Total liabilities, redeemable common securities and Stockholder’s equity	$2,335,595	$3,229,480	$360,752	$(2,513,757)	$3,412,070

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

PARTY CITY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

Three Months Ended June 30, 2015

(Amounts in thousands)

	PCHI	Combined Guarantors	Combined Non- Guarantors	Eliminations	Consolidated

Revenues:
Net sales	$0	$431,161	$95,501	$(35,456)	$491,206
Royalties and franchise fees	0	4,314	0	0	4,314

Total revenues	0	435,475	95,501	(35,456)	495,520
Expenses:
Cost of sales	0	259,877	78,442	(35,456)	302,863
Wholesale selling expenses	0	8,449	7,786	0	16,235
Retail operating expenses	0	80,412	4,817	0	85,229
Franchise expenses	0	3,530	0	0	3,530
General and administrative expenses	0	29,868	6,549	0	36,417
Art and development costs	0	5,179	0	0	5,179

Total expenses	0	387,315	97,594	(35,456)	449,453

Income (loss) from operations	0	48,160	(2,093)	0	46,067

Interest expense, net	25,916	4,457	35	0	30,408
Other expense (income), net	31,197	3,395	(1,378)	0	33,214

(Loss) income before income taxes	(57,113)	40,308	(750)	0	(17,555)

Income tax (benefit) expense	(21,138)	14,631	515	0	(5,992)
Equity based income from subsidiaries	24,412	0	0	(24,412)	0

Net (loss) income	$(11,563)	$25,677	$(1,265)	$(24,412)	$(11,563)

Comprehensive (loss) income	$(4,844)	$25,677	$5,454	$(31,131)	$(4,844)

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

PARTY CITY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

Six Months Ended June 30, 2015

(Amounts in thousands)

	PCHI	Combined Guarantors	Combined Non- Guarantors	Eliminations	Consolidated

Revenues:
Net sales	$0	$837,933	$160,511	$(49,043)	$949,401
Royalties and franchise fees	0	8,224	0	0	8,224

Total revenues	0	846,157	160,511	(49,043)	957,625

Expenses:
Cost of sales	0	515,028	131,152	(49,043)	597,137
Wholesale selling expenses	0	17,897	15,463	0	33,360
Retail operating expenses	0	156,455	9,088	0	165,543
Franchise expenses	0	6,989	0	0	6,989
General and administrative expenses	0	61,043	13,026	0	74,069
Art and development costs	0	10,355	101	0	10,456

Total expenses	0	767,767	168,830	(49,043)	887,554

Income (loss) from operations	0	78,390	(8,319)	0	70,071

Interest expense, net	51,729	8,938	71	0	60,738
Other expense, net	30,774	914	105	0	31,793

(Loss) income before income taxes	(82,503)	68,538	(8,495)	0	(22,460)

Income tax (benefit) expense	(30,531)	22,812	340	0	(7,379)
Equity based income from subsidiaries	36,891	0	0	(36,891)	0

Net (loss) income	$(15,081)	$45,726	$(8,835)	$(36,891)	$(15,081)

Comprehensive (loss) income	$(20,689)	$45,726	$(14,443)	$(31,283)	$(20,689)

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

PARTY CITY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2015

(Amounts in thousands)

	PCHI	Combined Guarantors	Combined Non- Guarantors	Eliminations	Consolidated
Cash flows (used in) provided by operating activities:
Net (loss) income	$(15,081)	$45,726	$(8,835)	$(36,891)	$(15,081)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	0	37,088	2,713	0	39,801
Amortization of deferred financing costs and original issuance discount	4,223	959	0	0	5,182
Provision for doubtful accounts	0	(603)	627	0	24
Deferred income tax benefit	0	(2,983)	(168)	0	(3,151)
Deferred rent	0	3,193	908	0	4,101
Undistributed loss in unconsolidated joint venture	0	35	0	0	35
(Gain) loss on sale of assets	0	(2,641)	52	0	(2,589)
Equity based income from subsidiaries	(36,891)	0	0	36,891	0
Equity based compensation	0	1,124	0	0	1,124

Changes in operating assets and liabilities, net of effects of acquired businesses:
Decrease in accounts receivable	0	14,849	10,239	0	25,088
Increase in inventories	0	(34,507)	(9,583)	0	(44,090)
Increase in prepaid expenses and other current assets	0	(203)	(7,225)	0	(7,428)
(Decrease) increase in accounts payable, accrued expenses and income taxes payable	(22,524)	(55,534)	40,823	0	(37,235)

Net cash (used in) provided by operating activities	(70,273)	6,503	29,551	0	(34,219)

Cash flows used in investing activities:
Cash paid in connection with acquisitions, net of cash acquired	0	(1,771)	(6,487)	0	(8,258)
Capital expenditures	0	(27,840)	(4,049)	0	(31,889)
Proceeds from disposal of property and equipment	0	579	22	0	601

Net cash used in investing activities	0	(29,032)	(10,514)	0	(39,546)

Cash flows provided by (used in) financing activities:
Repayments of loans, notes payable and long-term obligations	(77,425)	(2,480)	(1,358)	0	(81,263)
Proceeds from loans, notes payable and long-term obligations	132,320	0	780	0	133,100
Cash held in escrow in connection with acquisitions	0	0	(3,832)	0	(3,832)
Capital contributions	30,691	6,317	0	0	37,008
Distribution to Parent	(15,313)	0	0	0	(15,313)

Net cash provided by (used in) financing activities	70,273	3,837	(4,410)	0	69,700
Effect of exchange rate changes on cash and cash equivalents	0	0	(275)	0	(275)

Net (decrease) increase in cash and cash equivalents	0	(18,692)	14,352	0	(4,340)
Cash and cash equivalents at beginning of period	0	28,185	18,966	0	47,151

Cash and cash equivalents at end of period	$0	$9,493	$33,318	$0	$42,811

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

Results of Operations

Three Months Ended June 30, 2015 Compared To Three Months Ended June 30, 2014

The following table sets forth the Company’s operating results and operating results as a percentage of total revenues for the three months ended June 30, 2015 and 2014.

	Three Months Ended June 30,
	2015		2014
	(Dollars in thousands)
Revenues:
Net sales	$491,206	99.1%	$487,182	99.1%
Royalties and franchise fees	4,314	0.9	4,392	0.9

Total revenues	495,520	100.0	491,574	100.0

Expenses:
Cost of sales	302,863	61.1	304,518	62.0
Wholesale selling expenses	16,235	3.3	18,438	3.7
Retail operating expenses	85,229	17.2	85,667	17.4
Franchise expenses	3,530	0.7	3,431	0.7
General and administrative expenses	36,417	7.4	34,362	7.0
Art and development costs	5,179	1.0	4,853	1.0

Total expenses	449,453	90.7	451,269	91.8

Income from operations	46,067	9.3	40,305	8.2

Interest expense, net	30,408	6.1	30,331	6.2
Other expense (income), net	33,214	6.7	(2,098)	(0.4)

(Loss) income before income taxes	(17,555)	(3.5)	12,072	2.5

Income tax (benefit) expense	(5,992)	(1.2)	4,483	0.9

Net (loss) income	$(11,563)	(2.3)%	$7,589	1.6%

Revenues

Total revenues for the second quarter of 2015 were $495.5 million and were $3.9 million or 0.8% higher than the second quarter of 2014. The following table sets forth the Company’s total revenues for the three months ended June 30, 2015 and 2014.

	Three Months Ended June 30,
	2015		2014
	Dollars in Thousands	Percentage of Total Revenues	Dollars in Thousands	Percentage of Total Revenues
Net Sales:
Wholesale	$254,554	51.4%	$255,803	52.0%
Eliminations	(113,807)	(23.0)%	(111,057)	(22.6)%

Net wholesale	140,747	28.4%	144,746	29.4%
Retail	350,459	70.7%	342,436	69.7%

Total net sales	491,206	99.1%	487,182	99.1%
Royalties and franchise fees	4,314	0.9%	4,392	0.9%

Total revenues	$495,520	100.0%	$491,574	100.0%

Retail

Retail net sales during the second quarter of 2015 were $350.5 million and increased $8.0 million, or 2.3%, compared to the corresponding quarter of 2014. Retail net sales at our Party City stores totaled $320.7 million and were $8.8 million, or 2.8%, higher than the corresponding quarter of 2014. In addition to a 1.1% increase in same-store sales discussed below, the increase in sales at our Party City stores reflects the operation of 20 additional stores during the second quarter of 2015 as 27 stores were opened, two stores were acquired and nine stores were closed during the twelve months ended June 30, 2015. A shift in the timing of the Easter selling season into the first quarter of 2015, compared to the second quarter of 2014, negatively impacted second quarter 2015 sales by approximately $4 million. Additionally, foreign currency translation negatively impacted store sales by approximately $2 million due to the strengthening of the U.S. Dollar in comparison to the Canadian Dollar. Global retail e-commerce sales totaled $29.8 million during the second quarter of 2015 and were $0.8 million, or 2.6%, lower than the corresponding quarter of 2014. Foreign currency translation negatively impacted global e-commerce sales by approximately $0.6 million due to the strengthening of the U.S. Dollar in comparison to the British Pound. In addition, retail e-commerce sales were negatively impacted by approximately $0.7 million, compared to the second quarter of fiscal 2014, due to a timing shift that caused the historically slow e-commerce sales week of the Fourth of July to fall within the second quarter of fiscal 2015.

Same-store sales for the Party City brand (including North American retail e-commerce sales and sales at acquired stores, to the extent that the stores were converted to the Party City format and included in our sales for the comparable period of the prior year) increased by 1.2% during the second quarter of 2015 as a 3.7% increase in average transaction dollar size was partially offset by a 2.5% decrease in transaction count. The shift in the timing of the Easter selling season negatively impacted brand comp by 1.5%. Excluding the impact of e-commerce, same-store sales increased by 1.1% as a 3.8% increase in average transaction dollar size was partially offset by a 2.7% decrease in transaction count. The North American retail e-commerce sales included in our Party City brand comp increased by 3.2% as a 5.2% increase in transaction count was partially offset by a 2.0% decrease in average transaction dollar size. Comp sales percentages were not affected by the shift in the start of the Company’s retail calendar or by foreign currency as such percentages are based on a comparison of local currency sales for the corresponding weeks from each calendar year.

Wholesale

Wholesale net sales during the second quarter of 2015 totaled $140.7 million and were $4.0 million, or 2.8%, lower than during the second quarter of 2014. During the quarter, net sales to domestic party goods retailers and distributors, including our franchisee network, totaled $65.9 million and were $0.8 million, or 1.2%, higher than the corresponding quarter of 2014. The increase was principally driven by contract manufacturing sales of paper tableware and costume sales to franchisees and independent retailers. Net sales of metallic balloons to domestic distributors, other domestic retailers and our franchisee network totaled $19.1 million and were $4.2 million, or 18.0%, lower than in 2014. Our acquisition of the balloon distributor U.S. Balloon Manufacturing Co., Inc. (“U.S. Balloon”), in October 2014, resulted in the addition of approximately $2 million of third-party sales during the second quarter of 2015. However, those sales were more than offset by the elimination of the now intercompany sales from our balloon manufacturing operations to U.S. Balloon (which totaled approximately $6 million in the second quarter of 2014 and which was reported as third-party sales in such quarter). Sales from our international operations (including certain import sales into the U.S.) and our U.S. export sales totaled $55.7 million and were $0.6 million, or 1.1%, lower than the second quarter of 2014. Foreign currency translation negatively impacted second quarter 2015 international sales by approximately $6 million. Excluding the impact of foreign currency, international sales increased versus 2014 primarily due to higher sales to a customer in Australia and increased sales of latex balloons and Christy’s costumes.

Intercompany sales to our retail affiliates totaled $113.8 million during the second quarter of 2015 and were $2.8 million, or 2.5%, higher than the corresponding period of 2014. The increase principally reflects the acquisition of U.S. Balloon, which distributes metallic balloons to our Party City stores. Intercompany sales represented 44.7% of total wholesale sales during the second quarter of 2015, compared to 43.4% during the corresponding period of 2014. The intercompany sales of our wholesale segment are eliminated against the intercompany purchases of our retail segment in the consolidated financial statements.

Royalties and franchise fees

Royalties and franchise fees for the second quarter of 2015 were $4.3 million and were principally consistent with the corresponding quarter of 2014.

Gross Profit

Our total gross profit on net sales during the second quarter of 2015 was 38.3%, compared to 37.5% during the second quarter of 2014. As a result of the Transaction, we applied the acquisition method of accounting and increased the value of our inventory by $89.8 million as of July 28, 2012. Such adjustment increased our cost of sales during the second quarter of 2014 by $1.4 million as the related inventory was sold. Further, during the application of the acquisition method of accounting, we increased the values of certain intangible assets and property, plant and equipment. The impact of such adjustments on depreciation and amortization expense increased our cost of sales during the second quarters of 2015 and 2014 by $2.9 million and $3.9 million, respectively. The purchase accounting adjustments to cost of sales negatively impacted our gross profit percentages during the second quarters of 2015 and 2014 by 60 basis points and 110 basis points, respectively.

The following table sets forth the Company’s gross profit for the three months ended June 30, 2015 and June 30, 2014.

	Three Months Ended June 30,
	2015		2014
	Dollars in Thousands	Percentage of Net Sales	Dollars in Thousands	Percentage of Net Sales
Retail	$147,260	42.0%	$136,821	40.0%
Wholesale	41,083	29.2	45,843	31.7

Total	$188,343	38.3%	$182,664	37.5%

The gross profit on net sales at retail during the second quarters of 2015 and 2014 was 42.0% and 40.0%, respectively. The purchase accounting adjustments to cost of sales negatively impacted retail’s gross profit percentage during the second quarters of 2015 and 2014 by 40 basis points and 90 basis points, respectively. The gross profit percentage during the second quarter of 2015 was higher than during the second quarter of 2014 due to increased share of shelf, favorable product mix, and fewer markdowns. During the second quarter of 2015, our wholesale share of shelf at our Party City stores and our North American retail e-commerce operations (i.e., the percentage of our retail product cost of sales supplied by our wholesale operations) was 75.6%.

The gross profit on net sales at wholesale during the second quarters of 2015 and 2014 was 29.2% and 31.7%, respectively. The purchase accounting adjustments to cost of sales negatively impacted wholesale’s gross profit percentage during the second quarters of 2015 and 2014 by 110 basis points and 140 basis points, respectively. The decrease in margin was partially due to the strengthening of the U.S. Dollar and its unfavorable impact on certain of our international subsidiaries that purchase product denominated in U.S. Dollars and sell in local currency. Additionally, the 2015 margin percentage was impacted by changes in sales mix, including decreased high-margin metallic balloon sales due to the acquisition of U.S. Balloon (see above), and increased contract manufacturing and international sales.

Operating expenses

Wholesale selling expenses were $16.2 million during the second quarter of 2015 and $18.4 million during the corresponding quarter of 2014. Approximately $0.9 million of the $2.2 million decrease was due to foreign currency translation at international subsidiaries. The remainder of the decrease was principally due to cost savings associated with a reorganization of our party/gift sales and marketing group and a $0.3 million decrease in intangible asset amortization. Wholesale selling expenses were 11.5% and 12.7% of net wholesale sales during the second quarters of 2015 and 2014, respectively.

Retail operating expenses during the second quarter of 2015 were $85.2 million and were $0.4 million or 0.5%, lower than the second quarter of 2014. The decrease was due to the timing of certain advertising costs and the impact of foreign currency translation at our Canadian and U.K. retail operations. These factors were mostly offset by the expenses of new stores, net of closures, and inflationary cost increases. Retail operating expenses were 24.3% and 25.0% of net retail sales during the second quarters of 2015 and 2014, respectively.

Franchise expenses during the second quarters of 2015 and 2014 were $3.5 million and $3.4 million, respectively.

General and administrative expenses during the second quarter of 2015 totaled $36.4 million and were $2.1 million or 6.0% higher than in 2014. The increase principally reflects a non-recurring contract termination charge of approximately $1 million, the inclusion of U.S. Balloon and Travis Designs Limited expenses (for a total of approximately $1 million), and inflationary cost increases. Such increases were partially offset by favorable bad debt expense and foreign currency translation. General and administrative expenses as a percentage of total revenues increased from 7.0% in 2014 to 7.4% in 2015.

Art and development costs during the second quarters of 2015 and 2014 were $5.2 million and $4.9 million, respectively. The increase of $0.3 million was principally due to increased head count and other costs incurred in order to support the expansion of Halloween and other retail programs. The costs were 1.0% of total revenues during both 2015 and 2014.

Interest expense, net

Interest expense, net, totaled $30.4 million during the second quarter of 2015, compared to $30.3 million during the second quarter of 2014.

Other expense (income), net

Other expense (income), net generally includes foreign currency (gains) losses, corporate development expenses and (gains) losses from unconsolidated joint ventures.

For the three months ended June 30, 2015, other expense, net, totaled $33.2 million.

During April 2015, in conjunction with Party City Holdco’s initial public offering, the Company paid a management agreement termination fee of $30.7 million to affiliates of Thomas H. Lee Partners, L.P. (“THL”) and Advent International Corporation (“Advent”). The Company recorded the termination fee in other expense, net in the Company’s condensed consolidated statement of operations and comprehensive loss for the three months ended June 30, 2015.

For the three months ended June 30, 2014, other income, net, totaled $2.1 million.

During the second quarter of 2014, the Company received $3.7 million of business interruption insurance proceeds relating to the interruption caused by Superstorm Sandy in October 2012 and the Company recorded the amount in other income, net.

Income tax (benefit) expense

The income tax benefit for the three months ended June 30, 2015 was determined based upon the Company’s estimated consolidated effective income tax rate for the year ending December 31, 2015.

The difference between the estimated consolidated effective income tax rate for the year ending December 31, 2015, as determined as of June 30, 2015, and the U.S. federal statutory rate is primarily attributable to unrecognized foreign tax credits and state income taxes, partially offset by a foreign rate differential and available domestic manufacturing deductions.

Six Months Ended June 30, 2015 Compared To Six Months Ended June 30, 2014

The following table sets forth the Company’s operating results and operating results as a percentage of total revenues for the six months ended June 30, 2015 and 2014.

	Six Months Ended June 30,
	2015		2014
	(Dollars in thousands)
Revenues:
Net sales	$949,401	99.1%	$916,402	99.1%
Royalties and franchise fees	8,224	0.9	8,159	0.9

Total revenues	957,625	100.0	924,561	100.0
Expenses:

Cost of sales	597,137	62.4	578,899	62.6
Wholesale selling expenses	33,360	3.5	36,626	4.0
Retail operating expenses	165,543	17.3	165,953	18.0
Franchise expenses	6,989	0.7	6,796	0.7
General and administrative expenses	74,069	7.7	70,455	7.6
Art and development costs	10,456	1.1	9,624	1.0

Total expenses	887,554	92.7	868,353	93.9

Income from operations	70,071	7.3	56,208	6.1

Interest expense, net	60,738	6.4	61,600	6.7
Other expense, net	31,793	3.3	4,551	0.5

Loss before income taxes	(22,460)	(2.4)	(9,943)	(1.1)

Income tax benefit	(7,379)	(0.8)	(2,746)	(0.3)

Net loss	$(15,081)	(1.6)%	$(7,197)	(0.8)%

Revenues

Total revenues for the six months ended June 30, 2015 were $957.6 million and were $33.1 million or 3.6% higher than the corresponding period of 2014. The following table sets forth the Company’s total revenues for the six months ended June 30, 2015 and 2014.

	Six Months Ended June 30,
	2015		2014
	Dollars in Thousands	Percentage of Total Revenues	Dollars in Thousands	Percentage of Total Revenues
Net Sales:
Wholesale	$505,270	52.7%	$488,294	52.8%
Eliminations	(219,600)	(22.9)%	(213,907)	(23.1)%

Net wholesale	285,670	29.8%	274,387	29.7%
Retail	663,731	69.3%	642,015	69.4%

Total net sales	949,401	99.1%	916,402	99.1%
Royalties and franchise fees	8,224	0.9%	8,159	0.9%

Total revenues	$957,625	100.0%	$924,561	100.0%

Retail

Retail net sales during the six months ended June 30, 2015 were $663.7 million and increased $21.7 million, or 3.4%, compared to the corresponding period of 2014. Retail net sales at our Party City stores totaled $603.1 million and were $20.0 million, or 3.4%, higher than the corresponding period of 2014. In addition to a 3.0% increase in same-store sales discussed below, the increase in sales at our Party City stores reflects the operation of 20 additional stores during the first six months of 2015 as 27 stores were opened, two stores were acquired and nine stores were closed during the twelve months ended June 30, 2015. Partially offsetting these positive factors was the impact of the Company’s retail calendar. For the Company’s retail operations, fiscal 2015 and 2014 began on January 4, 2015 and December 29, 2013, respectively. The timing shift negatively impacted sales during the first six months of 2015 by approximately $7 million in comparison to the corresponding period of 2014 as 2014 benefitted from New Year’s sales. Additionally, during the first six months of 2015, foreign currency translation negatively impacted store sales by approximately $4 million due to the strengthening of the U.S. Dollar in comparison to the Canadian Dollar. Global retail e-commerce sales totaled $60.6 million during the first six months of 2015 and were $1.7 million, or 2.9%, higher than the corresponding period of 2014. Foreign currency translation negatively impacted 2015 global e-commerce sales by approximately $1 million due to the strengthening of the U.S. Dollar in comparison to the British Pound.

Same-store sales for the Party City brand (including North American retail e-commerce sales and sales at acquired stores, to the extent that the stores were converted to the Party City format and included in our sales for the comparable period of the prior year) increased by 3.1% during the first six months of 2015 as a 4.1% increase in average transaction dollar size was partially offset by a 1.0% decrease in transaction count. Excluding the impact of e-commerce, same-store sales increased by 3.0% as a 4.1% increase in average transaction dollar size was partially offset by a 1.1% decrease in transaction count. The North American retail e-commerce sales included in our Party City brand comp increased by 3.9% due to a 2.5% increase in transaction count and a 1.4% increase in average transaction dollar size. Comp sales percentages were not affected by the shift in the start of the Company’s retail calendar or by foreign currency as such percentages are based on a comparison of local currency sales for the corresponding weeks from each calendar year.

Wholesale

Wholesale net sales during the first six months of 2015 totaled $285.7 million and were $11.3 million, or 4.1%, higher than during the first six months of 2014. During the period, net sales to domestic party goods retailers and distributors, including our franchisee network, totaled $139.6 million and were $7.7 million, or 5.8%, higher than the corresponding period of 2014. The increase was principally driven by licensed juvenile birthday product, contract manufacturing sales of paper tableware and gift sales. Net sales of metallic balloons to domestic distributors, other domestic retailers and our franchisee network totaled $41.9 million and were $1.7 million, or 3.9%, lower than in 2014. Our acquisition of the balloon distributor U.S. Balloon Manufacturing Co., Inc. (“U.S. Balloon”), in October 2014, resulted in the addition of approximately $5 million of third-party sales during the first six months of 2015. However, those sales were more than offset by the elimination of the now intercompany sales from our balloon manufacturing operations to U.S. Balloon (which totaled approximately $11 million during the first six months of 2014 and which were reported as third-party sales during such period). Excluding the impact of the U.S. Balloon acquisition, metallic balloon sales increased during the first six months of 2015 principally due to strong sales of licensed product and the timing of certain Valentine’s Day sales, which shifted from the fourth quarter of 2013 to the first quarter of 2015. Sales from our international operations (including certain import sales into the U.S.) and our U.S. export sales totaled $104.2 million and were $5.3 million, or 5.4%, higher than the first six months of 2014. Foreign currency translation negatively impacted 2015 international sales by approximately $10 million. Excluding the impact of foreign currency, the increase in international sales principally reflects higher sales of party goods in the U.K. and Australia, as well as increased sales of Christy’s costumes and latex balloons.

Intercompany sales to our retail affiliates totaled $219.6 million during 2015 and were $5.7 million, or 2.7%, higher than the corresponding period of 2014. The increase principally reflects the acquisition of U.S. Balloon, which distributes metallic balloons to our Party City stores. Intercompany sales represented 43.5% of total wholesale sales during 2015, compared to 43.8% during the corresponding period of 2014. The intercompany sales of our wholesale segment are eliminated against the intercompany purchases of our retail segment in the consolidated financial statements.

Royalties and franchise fees

Royalties and franchise fees for the first six months of 2015 were $8.2 million and were consistent with the corresponding period of 2014.

Gross Profit

Our total gross profit on net sales during the first six months of 2015 was 37.1%, compared to 36.8% during 2014. As a result of the Transaction, we applied the acquisition method of accounting and increased the value of our inventory by $89.8 million as of July 28, 2012. Such adjustment increased our cost of sales during 2014 by $2.8 million as the related inventory was sold. Further, during the application of the acquisition method of accounting, we increased the values of certain intangible assets and property, plant and equipment. The impact of such adjustments on depreciation and amortization expense increased our cost of sales during the first six months of 2015 and 2014 by $5.9 million and $8.4 million, respectively. The purchase accounting adjustments to cost of sales negatively impacted our gross profit percentages during 2015 and 2014 by 60 basis points and 120 basis points, respectively.

The following table sets forth the Company’s gross profit for the six months ended June 30, 2015 and June 30, 2014.

	Six Months Ended June 30,
	2015		2014
	Dollars in Thousands	Percentage of Net Sales	Dollars in Thousands	Percentage of Net Sales
Retail	$266,736	40.2%	$249,011	38.8%
Wholesale	85,528	29.9	88,492	32.3

Total	$352,264	37.1%	$337,503	36.8%

The gross profit on net sales at retail during the first six months of 2015 and 2014 was 40.2% and 38.8%, respectively. The purchase accounting adjustments to cost of sales negatively impacted retail’s gross profit percentage during 2015 and 2014 by 40 basis points and 110 basis points, respectively. In addition to the impact of purchase accounting, the gross profit percentage during 2015 was higher than during 2014 due to increased share of shelf, favorable product mix, and fewer markdowns. During the first six months of 2015, our wholesale share of shelf at our Party City stores and our North American retail e-commerce operations (i.e., the percentage of our retail product cost of sales supplied by our wholesale operations) was 73.7%.

The gross profit on net sales at wholesale during the first six months of 2015 and 2014 was 29.9% and 32.3%, respectively. The purchase accounting adjustments to cost of sales negatively impacted wholesale’s gross profit percentage during 2015 and 2014 by 110 basis points and 160 basis points, respectively. The decrease in margin was partially due to the strengthening of the U.S. Dollar and its unfavorable impact on certain of our international subsidiaries that purchase product denominated in U.S. Dollars and sell in local currency. Additionally, the 2015 margin percentage was impacted by changes in sales mix, including lower margins from higher international sales, increased contract manufacturing sales, and increased sales of licensed product (due to the impact of royalties).

Operating expenses

Wholesale selling expenses totaled $33.4 million during the first six months of 2015 and were $3.3 million or 8.9% lower than during the comparable period of 2014. Approximately $2 million of the decrease was due to foreign currency translation at international subsidiaries. The remainder of the decrease was principally due to cost savings associated with a reorganization of our party/gift sales and marketing group and a $0.6 million decrease in intangible asset amortization. Wholesale selling expenses were 11.7% and 13.3% of net wholesale sales during 2015 and 2014, respectively.

Retail operating expenses during the first six months of 2015 were $165.5 million and were $0.4 million or 0.2%, lower than 2014. The impact of new store expenses (net of closures) and inflationary cost increases were more than offset by the timing of certain advertising costs and the impact of foreign currency translation at our Canadian and U.K. retail operations. Retail operating expenses were 24.9% and 25.9% of net retail sales during 2015 and 2014, respectively.

Franchise expenses during 2015 and 2014 were $7.0 million and $6.8 million, respectively.

General and administrative expenses during the first six months of 2015 totaled $74.1 million and were $3.6 million, or 5.1%, higher than in 2014. The increase principally reflects a non-recurring contract termination charge of approximately $1 million, the inclusion of U.S. Balloon and Travis Designs Limited expenses, and inflationary cost increases. These increases were partially offset by favorable bad debt expense and foreign currency translation. General and administrative expenses as a percentage of total revenues increased from 7.6% in 2014 to 7.7% in 2015.

Art and development costs during 2015 and 2014 were $10.5 million and $9.6 million, respectively. The increase of $0.8 million, or 8.6%, was principally due to increased head count and other costs incurred in order to support the expansion of Halloween and other retail programs. The costs were 1.1% and 1.0% of total revenues during 2015 and 2014, respectively.

Interest expense, net

Interest expense, net, totaled $60.7 million during the first six months of 2015, compared to $61.6 million during 2014. The decrease was principally due to the February 2014 amendment of the Term Loan Credit Agreement.

Other expense, net

Other expense (income), net generally includes foreign currency (gains) losses, corporate development expenses and (gains) losses from unconsolidated joint ventures.

For the six months ended June 30, 2015, other expense, net, totaled $31.8 million.

During April 2015, in conjunction with Party City Holdco’s initial public offering, the Company paid a management agreement termination fee of $30.7 million to affiliates of Thomas H. Lee Partners, L.P. (“THL”) and Advent International Corporation (“Advent”). The Company recorded the termination fee in other expense, net in the Company’s condensed consolidated statement of operations and comprehensive loss for the six months ended June 30, 2015.

During the first quarter of 2015, the Company sold certain assets related to the newly acquired U.S. Balloon business and recorded a $2.7 million gain on such sale in other expense, net.

For the six months ended June 30, 2014, other expense, net, totaled $4.6 million.

During February 2014, the Company amended the Term Loan Credit Agreement. In conjunction with the refinancing, the Company wrote-off $1.6 million of costs that had been capitalized during the issuance of the debt. Additionally, the Company wrote-off $0.6 million of the net original issuance discount that existed as of the time of the amendment and $0.7 million of the unamortized call premium that existed at the time of the amendment. Also in conjunction with the refinancing, the Company expensed $1.4 million of banker and legal fees. All such amounts were recorded in other expense, net.

During the second quarter of 2014, the Company received $3.7 million of business interruption insurance proceeds relating to the interruption caused by Superstorm Sandy in October 2012, and recorded the amount in other expense, net.

Income tax benefit

The income tax benefit for the six months ended June 30, 2015 was determined based upon the Company’s estimated consolidated effective income tax rate for the year ending December 31, 2015.

The difference between the estimated consolidated effective income tax rate for the year ending December 31, 2015, as determined as of June 30, 2015, and the U.S. federal statutory rate is primarily attributable to unrecognized foreign tax credits and state income taxes, partially offset by a foreign rate differential and available domestic manufacturing deductions.

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

Adjusted EBITDA has limitations as analytical tools. Some of these limitations are:

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

Because of these limitations, adjusted EBITDA should not be considered in isolation or as substitutes for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using adjusted EBITDA only on a supplemental basis. The reconciliation from net income (loss) to adjusted EBITDA for the periods presented is as follows:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
(Dollars in thousands)
Net (loss) income	$(11,563)	$7,589	$(15,081)	$(7,197)
Interest expense, net	30,408	30,331	60,738	61,600
Income taxes	(5,992)	4,483	(7,379)	(2,746)
Depreciation and amortization	19,650	19,879	39,801	40,851

EBITDA	32,503	62,282	78,079	92,508
Non-cash purchase accounting adjustments	3,937	1,359	5,755	2,806
Management fee (a)	30,697	839	31,627	1,678
Restructuring, retention and severance	1,505	635	2,145	2,174
Refinancing charges	—	—	—	4,396
Deferred rent	2,696	3,873	4,101	6,562
Closed store expense	307	333	568	1,148
Foreign currency losses	1,558	224	2,760	1,403
Business interruption proceeds, net of costs	—	(2,476)	—	(2,476)
Equity based compensation	728	395	1,124	791
Undistributed loss (income) in unconsolidated joint venture	126	(111)	35	472
Gain on sale of assets	—	—	(2,660)	—
Corporate development expenses	994	187	1,129	273
Other	(101)	1,753	(218)	2,393

Adjusted EBITDA	$74,950	$69,293	$124,445	$114,128

(a)	In 2012, the Company entered into a management agreement with THL and Advent under which THL and Advent provided advice to the Company on, among other things, financing, operations, acquisitions and dispositions. Under the agreement, THL and Advent were paid an annual management fee for such services. In connection with the initial public offering, the management agreement was terminated and the Company paid THL and Advent a termination fee. Such amount was recorded in other expense, net in the Company’s condensed consolidated statement of operations and comprehensive loss for the three months ended June 30, 2015.

Liquidity

We expect that cash generated from operating activities and availability under our credit agreements will be our principal sources of liquidity. Based on our current level of operations, we believe that these sources will be adequate to meet our liquidity needs for at least the next 12 months. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the ABL Facility and the Term Loan Credit Agreement in amounts sufficient to enable us to repay our indebtedness or to fund our other liquidity needs.

Subsequent to June 30, 2015, the Company announced that it intends to redeem its $700 million of 8.875% Senior Notes and refinance its existing Term Loan Credit Agreement and $400 million ABL Revolving Credit Facility (“ABL Facility”) with new indebtedness consisting of: (i) a $1,340 million senior secured term loan facility, (ii) a $540 million asset-based revolving credit facility (with a seasonal increase to $640 million during a certain period of each calendar year) and (iii) $350 million of 6.125% senior notes due 2023. The Company has caused to be delivered to the holders of the Senior Notes conditional notices of redemption calling half of the Senior Notes on August 27, 2015 and half on September 4, 2015 (the “Redemption Dates”). The redemption price would be 106.656 % of the principal amount of the Senior Notes, plus accrued and unpaid interest on the Senior Notes to, but excluding, the Redemption Dates. The Company’s obligation to make the first redemption payment on August 27, 2015 is conditioned upon the refinancing of the Term Loan Credit Agreement and ABL Facility resulting in gross proceeds to the Company in an amount sufficient to repay the existing indebtedness under the agreements, make the first redemption payment for the Senior Notes, and pay related fees and expenses on or before August 27, 2015 (the “Refinancing Condition”). The Company’s obligation to make the second redemption payment on September 4, 2015 is conditioned upon the Refinancing Condition being satisfied and the consummation of the offering of the notes resulting in gross proceeds to the Company of at least $350 million on or before September 4, 2015. The Company may waive the conditions in its sole discretion.

Cash Flow

Net cash used in operating activities totaled $34.2 million during the six months ended June 30, 2015. Net cash provided by operating activities totaled $7.6 million during the six months ended June 30, 2014. Net cash flows provided by operating activities before changes in operating assets and liabilities were $29.4 million during the first six months of 2015, compared to $46.3 million during 2014, with the variance principally attributable to the management agreement termination fee. Changes in operating assets and liabilities during the first six months of 2015 and 2014 resulted in the use of cash of $63.6 million and $38.7 million, respectively. The variance was principally due to higher income tax payments in 2015.

Net cash used in investing activities totaled $39.5 million during the six months ended June 30, 2015, as compared to $34.3 million during the six months ended June 30, 2014. Investing activities during 2015 and 2014 included $8.3 million and $2.2 million, respectively, paid in connection with acquisitions. Capital expenditures during the six months ended June 30, 2015 and 2014 were $31.9 million and $33.1 million, respectively. Retail capital expenditures totaled $22.7 million during 2015 and principally related to store conversions and new stores. Wholesale capital expenditures totaled $9.2 million and primarily related to printing plates and dies, as well as machinery and equipment at the Company’s manufacturing operations.

Net cash provided by financing activities was $69.7 million during the six months ended June 30, 2015, as compared to $33.5 million during the corresponding period of 2014. In connection with Party City Holdco’s April 2015 initial public offering, the management agreement was terminated and the Company paid THL and Advent an aggregate termination fee of $30.7 million. In addition, Party City Holdco also contributed $6.3 million of the proceeds from the initial public offering to the Company. Additionally, during February 2015 and February 2014, PCHI made distributions to PC Nextco, its indirect parent, in the amounts of $15.3 million and $16.5 million, respectively, so that PC Nextco could pay interest on outstanding notes (see Note 6 of the condensed consolidated financial statements included in Item 1 for further detail).

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

Cautionary Note Regarding Forward-Looking Statements

From time to time, including in this filing and, in particular, the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we make “forward-looking statements” within the meaning of federal and state securities laws. Disclosures that use words such as the company “believes,” “anticipates,” “expects,” “estimates,” “intends,” “will,” “may” or “plans” and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect our current expectations and are based upon data available to us at the time the statements were made. An example of a forward-looking statement is our belief that our cash generated from operating activities and availability under our credit facilities will be adequate to meet our liquidity needs for at least the next 12 months. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from expectations. These risks, as well as other risks and uncertainties, are detailed in the sections titled “Risk Factors” and elsewhere in our Form 10-K filed with the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. All forward-looking statements are qualified by these cautionary statements and are made only as of the date of this filing. Any such forward-looking statements, whether made in this filing or elsewhere, should be considered in context with the various disclosures made by us about our business. The following risks related to our business, among others, could cause actual results to differ materially from those described in the forward-looking statements:

•	our ability to compete effectively in a competitive industry;

•	fluctuations in commodity prices;

•	our ability to appropriately respond to changing merchandise trends and consumer preferences;

•	successful implementation of our store growth strategy;

•	decreases in our Halloween sales;

•	disruption to the transportation system or increases in transportation costs;

•	product recalls or product liability;

•	economic slowdown affecting consumer spending and general economic conditions;

•	loss or actions of third party vendors and loss of the right to use licensed material;

•	disruptions at our manufacturing facilities;

•	failure by suppliers or third-party manufacturers to follow acceptable labor practices or to comply with other applicable laws and guidelines;

•	our international operations subjecting us to additional risks;

•	potential litigation and claims;

•	lack of available additional capital;

•	our inability to retain or hire key personnel;

•	risks associated with leasing substantial amounts of space;

•	failure of existing franchisees to conduct their business in accordance with agreed upon standards;

•	adequacy of our information systems, order fulfillment and distribution facilities;

•	our ability to adequately maintain the security of our electronic and other confidential information;

•	our inability to successfully identify and integrate acquisitions;

•	adequacy of our intellectual property rights;

•	adequacy of helium supplies;

•	risks related to our substantial indebtedness; and

•	the other factors set forth under “Risk Factors” in the Company’s Form 10-K.

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

Interest Rate Risk

As a result of our variable rate indebtedness, our earnings are affected by changes in interest rates. If market interest rates for our variable rate indebtedness averaged 2% more than the interest rate incurred during the three months ended June 30, 2015 and 2014, the interest expense amounts disclosed in “Results of Operations” in Item 2. would have increased by $6.0 million and $6.1 million, respectively. The income (loss) before income taxes for the three months ended June 30, 2015 and 2014 would also have been impacted by the same amounts. Additionally, if market interest rates for our variable rate indebtedness averaged 2% more than the interest rate incurred during the six months ended June 30, 2015 and 2014, the interest expense amounts disclosed in “Results of Operations” in Item 2. would have increased by $11.8 million and $12.1 million, respectively. The income (loss) before income taxes for the six months ended June 30, 2015 and 2014 would also have been impacted by the same amounts. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowings and considering any interest rate swap agreements. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management could potentially take action to mitigate our exposure to the change. However, due to the uncertainty of the specific actions that we would take and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

Foreign Currency Risk

As a result of the sale of our products in foreign markets, our earnings are affected by fluctuations in the value of the U.S. dollar when compared to the values of foreign currencies. Although we periodically enter into foreign currency forward contracts to hedge against the earnings impact of such fluctuations, we (1) may not be able to achieve hedge effectiveness in order to qualify for hedge-accounting treatment and, therefore, would record any gain or loss on the mark-to-market of the contracts in other expense (income) and (2) may not be able to hedge such risks completely or permanently. A uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which our foreign sales are denominated would have decreased income from operations, as stated in the consolidated financial statements included elsewhere in this filing, by $2.9 million and $2.8 million during the three months ended June 30, 2015 and 2014, respectively. The income (loss) before income taxes would have also been impacted by the same amounts. A uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which our foreign sales are denominated would have decreased income from operations, as stated in the consolidated financial statements included elsewhere in this filing, by $5.1 million and $4.9 million during the six months ended June 30, 2015 and 2014, respectively. The income (loss) before income taxes would have also been impacted by the same amounts. In addition to the direct effects of changes in exchange rates, changes in exchange rates may also affect the volume of sales. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not consider a potential change in sales levels.

Item 4.	Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Act”)) as of June 30, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is: (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

Interactive Data Files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets at June 30, 2015 and December 31, 2014; (ii) Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three month periods ended June 30, 2015 and June 30, 2014; (iii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the six month periods ended June 30, 2015 and June 30, 2014; (iv) Condensed Consolidated Statement of Stockholder’s Equity for the six month period ended June 30, 2015 and (v) Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2015 and June 30, 2014; and (vi) Notes to the Condensed Consolidated Financial Statements.

* Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

PARTY CITY HOLDINGS INC.

	By:	/s/ Michael A. Correale
Michael A. Correale
Chief Financial Officer
(on behalf of the Registrant and as Principal
Date: August 14, 2015		Financial Officer)